Form 10-K
period 2005-06-30
Adams Respiratory Therapeutics, Inc.
filed 2005-09-28
CIK 1319439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51445
Adams Respiratory Therapeutics, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	75-2725552
(State of incorporation)	(I.R.S. Employer Identification No.)

425 Main Street Chester, New Jersey (Address of principal executive offices)	07930 (Zip Code)
(908) 879-1400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Common Stock, Par Value $0.01 Per Share
(Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable because trading of the registrants common stock on The NASDAQ National Market® did not begin until July 21, 2005.
      The number of shares of registrant’s common stock outstanding on September 26, 2005 was 33,200,485.
      Portions of the registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of the registrant to be held December 16, 2005 are incorporated by reference into Part III of this Form 10-K.

      A, Adams, A Adams Respiratory Therapeutics, Adams Respiratory Therapeutics, Humibid, Humibid CS, Humibid E, Mucinex, Mr. Mucus and the Mr. Mucus character are our registered trademarks or are the subject of pending trademark applications. In addition, we have registered Mucinex in Canada and Mexico. Each of the other trademarks, trade names or service marks appearing in this document belongs to its respective holder.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Some of the statements made under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements which reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “seek”, “predict”, “intend”, “plan”, “estimate”, “anticipate” or the negative version of those words or other comparable words. Any forward-looking statements contained in this annual report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Results”.
      These cautionary statements should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this annual report. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described herein. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this annual report, whether as a result of new information, future developments or otherwise.
      If one or more of the risks or uncertainties referred to in this annual report materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this annual report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, financial condition, growth strategy and liquidity. You should specifically consider the factors identified in this annual report that could cause actual results to differ.
      As used herein, except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” refer to Adams Respiratory Therapeutics, Inc. and its subsidiaries.

Item 1.	Business
Overview
      We are a specialty pharmaceutical company focused on the late-stage development, commercialization and marketing of over-the-counter, or OTC, and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market two OTC products under our Mucinex brand and expect to launch four additional products that are already approved by the U.S. Food and Drug Administration, or the FDA, over the next two years. We are a Delaware corporation, and we initially incorporated in Texas on September 12, 1997.
      Mucinex SE, launched in July 2002, is a long-acting, single-ingredient guaifenesin product. Guaifenesin is an expectorant that thins bronchial secretions and makes coughs more productive. Guaifenesin has an established clinical acceptance. Mucinex DM, launched in August 2004, combines long-acting guaifenesin with the cough suppressant dextromethorphan. According to Information Resources, Inc., or IRI, for the 52-week period ended August 7, 2005, Mucinex was the seventh best-selling brand of the 166 brands in the cough, cold, allergy, and sinus market, based on retail dollar sales.

      For the fiscal year ended June 30, 2005, our revenues were $160.2 million and our net income was $27.0 million. These figures represent a 161% increase in revenues over the prior fiscal year, which is primarily due to the increase in sales of Mucinex SE and DM and a 24.6% decrease in net income from the fiscal year ended June 30, 2004, primarily due to the $16.1 million tax benefit during the prior fiscal year.
      The FDA has approved additional long-acting guaifenesin products that we have developed. Mucinex D, approved in June 2004, combines long-acting guaifenesin with the decongestant pseudoephedrine. Also, the FDA has approved three maximum strength products: a single-ingredient guaifenesin product; a guaifenesin/dextromethorphan combination product; and a guaifenesin/pseudoephedrine combination product. Each of these maximum strength products has twice the amount of active ingredients as its Mucinex counterpart. We expect to launch Mucinex D in the second quarter of fiscal 2006, Humibid, our maximum strength, single-ingredient guaifenesin product, in the first-half of calendar 2006, and the remaining maximum strength formulations in the second-half of calendar 2006. We are currently developing two additional OTC products and one new prescription product, each of which combines long-acting guaifenesin with other active ingredients.
      All of our Mucinex products and their maximum strength versions are based on our patented delivery system for guaifenesin. Our delivery system has an immediate-release component to provide rapid relief from excess mucus and an extended-release component to provide a 12-hour effect. We intend to utilize this delivery system technology in other OTC and prescription products to treat additional respiratory disorders.
      Mucinex SE, Mucinex DM and Mucinex D and their maximum strength versions are the only long-acting guaifenesin products approved by the FDA. These products were approved by the FDA to be marketed as OTC products. The FDA’s policy is to remove unapproved products from the market once it has approved a similar product. Following approval of Mucinex SE, the FDA took enforcement action to remove all other long-acting, single-ingredient guaifenesin products from the market in December 2003. Based on IMS Health-NPAtm data, we estimate that, for the 12-months ended June 30, 2003, approximately 10.5 million prescriptions were dispensed for competing long-acting, single-ingredient guaifenesin products. Mucinex SE is now the only product available to meet this demand, and we believe that we have switched the majority of these prescriptions to OTC sales of Mucinex SE. Based on IMS Health-NPAtm data, we estimate that, for the 12-months ended June 30, 2003, approximately 14.5 million prescriptions were dispensed for products containing long-acting guaifenesin in combination with dextromethorphan or pseudoephedrine. If the FDA removes competitive unapproved products under its policy, Mucinex DM and Mucinex D (when introduced) would be the only products available to meet this demand, and we believe a majority of the prescriptions currently dispensed for those products would be switched to OTC sales of Mucinex DM and Mucinex D.
      We believe the approval of Mucinex SE, Mucinex DM and Mucinex D as OTC products represents an opportunity to introduce long-acting guaifenesin and combination products into a larger OTC market where guaifenesin was previously only available in short-acting form. We believe, based on IRI data, that the current OTC cough, cold, allergy, and sinus market is approximately 17 times the size of the prescription market for products similar to our approved products, based on units sold for the 12-months ended June 30, 2003.
      We employ a dual marketing approach to take advantage of the former prescription status of the long-acting guaifenesin market and the opportunity it presents in the OTC market. Our 100-person professional sales force attempts to educate physicians and other healthcare professionals about the benefits of long-acting guaifenesin products and encourages these physicians and other healthcare professionals to recommend our products to their patients. Our sales force also seeks to educate pharmacists about our products and encourage them to recommend Mucinex to customers. We launched a consumer advertising campaign to reach the consumer market through television, print and radio advertising to increase consumer trial and awareness of the Mucinex brand. Our focused positioning is embodied in our tag line “Mucinex In, Mucus Out” and our message is communicated through an animated character called “Mr. Mucus.”
      The following graph plots the retail tablet sales of Mucinex SE for each four-week period, based on data from IRI, showing the effects of the FDA’s removal of products competitive with Mucinex SE from the market and our consumer advertising campaign. The graph also shows an estimate of the number of people in the United States who experienced flu or cold symptoms in the preceding seven days, as reported by Surveillance Data Inc., showing the development of the flu and cold season.
Market, Ranking And Other Data
      The data included in this annual report regarding market share, historical sales, market size, and ranking, including our position and the position of our competitors within these markets, is based on data generated by the independent market research firms IRI and IMS Health Incorporated, or IMS Health.
      IRI data reports non-prescription retail sales in the food, drug and mass merchandise markets. IRI data for the mass merchandise market, however, does not include Wal-Mart, which ceased providing sales data to IRI in 2001. Although Wal-Mart represents a significant portion of the mass merchandise market for us, as well as our competitors, we believe that Wal-Mart’s exclusion from IRI data does not significantly change our market share or ranking relative to our competitors. As used in this annual report, the OTC cough, cold, allergy, and sinus market includes both the cold, allergy, sinus and the cough syrup segments as reported by IRI. We believe our current and future products compete against products comprising both of these segments as reported by IRI.
      IMS Health reports data from various sources including drug manufacturers, wholesales, retailers, pharmacies, mail order, long-term care facilities, and hospitals. We rely on IMS Health-NPAtm for prescription and sales data related to our products and IMS Health-National Sales Perspectivestm for sales information related to the non-retail sector of our business. We believe this prescription and non-retail data is not reported in the data we receive from IRI.
Recent Developments
      On July 26, 2005, we closed our initial public offering of 7,950,000 shares of our common stock (5,697,000 shares were sold by us and 2,253,000 shares were sold by selling stockholders) and the exercise of the underwriters’ over-allotment option of 1,192,500 shares of our common stock at a price of $17.00 a share. Total proceeds from the sale of our common stock (net of underwriting discounts and estimated offering expenses) were approximately $106.7 million. We did not receive any proceeds from the sale of shares by the selling stockholders.
      We have invested the net proceeds we received from our initial public offering into short-term investment-grade securities and money market accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 21, 2005.
      In May 2005, we in-licensed erdosteine from Edmond Pharma SRL, or Edmond, which is currently approved for use in Europe, South Africa and Asia for treatment of respiratory infections, bronchitis and COPD. We expect to begin clinical trials in fiscal year 2006, pending the filing of an investigational new drug application with the FDA.
The Respiratory Therapeutics Market
      Market Overview. Respiratory disorders include serious conditions such as emphysema, pneumonia, chronic obstructive pulmonary disease, or COPD, and chronic bronchitis for which patients seek professional medical treatment, as well as less serious disorders, including the common cold, sinusitis, bronchitis, and allergy, which patients often diagnose and treat by themselves. Likewise, respiratory therapeutics range from prescription pharmaceuticals prescribed by a physician to OTC pharmaceuticals that are purchased by the consumer, often as the result of a physician’s or pharmacist’s recommendation. According to IMS Health-NPAtm and IMS Health-National Sales Perspectivestm, in 2004, the prescription market in the United States for all respiratory disorders was approximately $13.4 billion, while the prescription cough and cold market in the United States was approximately $1.3 billion. According to IRI, consumers in the United States spent approximately $2.8 billion on OTC cough, cold, allergy, and sinus remedies during the 52-weeks ended August 7, 2005.
      Respiratory disorders have different causes and symptoms, but the production of excess or thick mucus is a common factor in many of these disorders. Mucus often exacerbates respiratory disorders such as acute respiratory infections, bronchitis, common cold, cough, and sinusitis. Guaifenesin, the principal active ingredient in our products, is the only FDA-approved expectorant. It helps loosen mucus and thin bronchial secretions to rid the bronchial passageways of bothersome mucus and make coughs more productive. Guaifenesin is available in both long-acting and short-acting formulations and as a single ingredient or in combination with other active ingredients. Long-acting formulations are typically in tablet form and dosed every 12 hours. Short-acting or immediate-release formulations are often in liquid form and are dosed every four to six hours. Historically, the long-acting formulations were available in the United States by prescription only, while short-acting formulations were available OTC.
      The Long-Acting Guaifenesin Market. Physicians prescribe single-ingredient and combination long-acting guaifenesin products to address the excess mucus associated with respiratory disorders, such as acute respiratory infections, bronchitis, common cold, cough, and sinusitis. Based on data from IMS Health-NPAtm, we estimate that approximately 25 million prescriptions were dispensed for long-acting, single-ingredient and combination guaifenesin products containing dextromethorphan or pseudoephedrine for the 12-months ended June 30, 2003. According to IMS Health-National Disease and Therapeutic Indextm, these prescriptions were often written in combination with an antibiotic.

Estimated
Number of
Prescriptions

(In millions)
Single-ingredient Guaifenesin	10.5
Guaifenesin and Dextromethorphan HBr (Cough Suppressant)	3.0
Guaifenesin and Pseudoephedrine HCl (Decongestant)	11.5
      We believe that, based on data from IMS Health-NPAtm, approximately 91% of all prescriptions for long-acting, single-ingredient and combination guaifenesin were historically filled with generic drugs. Branded long-acting guaifenesin products were not actively promoted despite the fact that doctors routinely prescribed certain brand names. We believe that the brand name with the most recognition in the market was Humibid, for which approximately 2.8 million prescriptions were written during 2003, according to IMS Health-NPAtm. We acquired the Humibid brand in February 2005.

      The OTC Cough, Cold, Allergy, and Sinus Market. According to the American Lung Association, adults contract two to four colds per year primarily between September and May. As a result, we expect retail demand for our products to be higher between October 1 and March 31. The OTC “cough, cold, allergy, and sinus” market includes products that consumers purchase over the counter to address mild respiratory disorders such as the common cold, cough and allergic rhinitis. These mild respiratory disorders often have multiple symptoms including nasal, sinus and bronchial congestion, cough, runny nose, and fever. Many of these products contain more than one active ingredient in order to be effective against several different cough and cold symptoms. Guaifenesin, in short-acting formulations, is an ingredient in many of these cough and cold OTC products.
      Familiar brand names in the OTC cough, cold, allergy, and sinus market include Vicks®, Dayquil®/ Nyquil®, Tylenol®, Benadryl®, Sudafed®, Claritin®, and Robitussin®. These products generally contain active ingredients such as acetaminophen, dextromethorphan, diphenhydramine, guaifenesin, loratadine, phenylephrine, and pseudoephedrine. This market is fairly fragmented with seven brands, including our Mucinex products, accounting for approximately 52% of dollar sales during the 52-week period ended August 7, 2005, according to IRI. During this same period, according to IRI, private label products represented 23% of this market. We believe, based on IRI data, that the OTC cough, cold, allergy, and sinus market is approximately 17 times the size, in terms of units, of the 25 million prescription market for products similar to our approved products.
Our Competitive Strengths
      Mucinex SE is the Only Long-Acting, Single-Ingredient Guaifenesin Product Available in the United States. In December 2003, the FDA removed all competing long-acting, single-ingredient guaifenesin products from the U.S. market. As a result, Mucinex SE is now the exclusive FDA-approved, long-acting, single-ingredient expectorant available in the United States. Due to our exclusive position and professional and consumer promotional efforts, net sales of Mucinex SE increased from $52.9 million during the fiscal year ended June 30, 2004 to $117.4 million during the fiscal year ended June 30, 2005.
      Strength of the Mucinex Brand. On November 15, 2004, we launched a television, print and radio advertising campaign to build awareness of the Mucinex brand in the consumer market. The table below identifies brand rank and market share by dollar sales for the leading brands in the OTC cough, cold, allergy, and sinus market, as reported by IRI for the 52, 12 and four-weeks ended August 7, 2005.

	Brand Rank(1)			Market Share(1)

	52-Weeks	12-Weeks	4-Weeks	52-Weeks	12-Weeks	4-Weeks
Brand	Ended	Ended	Ended	Ended	Ended	Ended

Private label				23.1%	26.1%	27.2%
Claritin®	1	1	1	9.7	14.5	13.1
Tylenol®	2	3	3	9.6	8.0	8.0
Vicks®	3	5	6	9.2	5.8	5.6
Robitussin®	4	7	7	7.4	5.5	5.0
Benadryl®	5	2	2	5.8	8.8	9.9
Sudafed®	6	6	4	5.7	5.5	5.8
Mucinex	7	4	5	5.0	5.8	5.7
Theraflu®	8	13	15	2.2	1.1	0.9
Alka Seltzer Plus®	9	12	10	2.1	1.3	1.4
Triaminic®	10	10	11	2.0	1.3	1.2
Advil®	11	9	9	2.0	1.7	1.8
Dimetapp®	12	11	12	1.8	1.3	1.2
Others	13 through 166	13 through 155	13 through 147	14.4	13.3	13.2

Total				100.0%	100.0%	100.0%

(1)	Includes products sold in the OTC cough, cold, allergy, and sinus market and does not include other products marketed under these brand names.

      In June 2004, Mucinex SE was recognized by NACDS Marketplace as the best new product in the “Healthcare/ OTC” category. Later in 2004, Mucinex SE was voted the #1 new product in the “Cough/ Cold/ Allergy” category at the Retail Excellence Awards hosted by Drug Store News. In June 2005, Mucinex SE was selected as the top product in the cough and cold category in Women’s Day magazine’s “Best of Health and Beauty” awards. This award is selected by the 100,000 member consumer panel of Women’s Day magazine. We believe professional and consumer awareness of the Mucinex brand provides a significant foundation for our planned Mucinex line extensions and will help us grow our market share and achieve long-term profitability.
      Our Patented Guaifenesin Delivery System Provides a Platform for the Introduction of Additional Respiratory Products. All of our current products utilize our patented delivery system, which has an immediate-release component of guaifenesin to match the effects of an immediate-release product and an extended-release component for long-lasting effect. We intend to utilize this technology in products that combine guaifenesin with other ingredients to address other respiratory ailments. We are currently developing three additional products that utilize our patented guaifenesin delivery system and combine long-acting guaifenesin with other active ingredients.
      Integrated Effort in Both the Prescription and OTC Marketplace. We believe that our experience in the late-stage development of OTC and prescription products and in marketing products to both consumers, in the case of OTC products, and healthcare professionals, in the case of prescription and OTC products, gives us a unique perspective on product development opportunities and commercialization strategies. We consider factors such as the expected timing of regulatory approvals, costs of effective promotion and likely competitive landscape in determining how to best position and most efficiently bring our products to market. We believe this perspective allows us to identify and evaluate new products and determine whether they are most suitable for the prescription or OTC market. We believe that our dual market perspective combined with our professional sales force and the versatility of our guaifenesin delivery system technology enables us to integrate our efforts in the prescription and OTC marketplaces.
      Experienced Senior Management Team with Proven Ability to Develop and Grow Brands. Our senior management team has over 100 years of combined prescription and consumer pharmaceutical experience in product and brand development, commercialization, marketing, and sales. Members of our senior management team have launched and/or managed many well known brands within the OTC cough, cold, allergy, and sinus market, including Sudafed®, Benadryl®, Actifed®, Theraflu®, Triaminic®, Pediacare®, Tavist®, and Sinutab®. Members of our team also have managed or been involved in the development and marketing of well known prescription brands, including Accupril®, Asacol®, Dilantin®, Helidac®, Lopid®, and Otrivin®. We believe that this combined consumer and pharmaceutical experience is unique among specialty pharmaceutical companies of similar size.
Our Business Strategy
      Our goal is to be a leading specialty pharmaceutical company with a focus on respiratory therapeutics by building market-leading brands in the OTC and prescription markets. The key elements of our strategy to achieve this goal are to:

•	Continue to Switch Prescriptions for Long-Acting Guaifenesin into OTC Sales of Our Products. Based on data from IMS Health-NPAtm, during the 12-months ended June 30, 2003, an estimated 10.5 million long-acting, single-ingredient guaifenesin prescriptions were written by physicians and dispensed by pharmacists. As a result of the FDA’s removal of all competing long-acting, single-ingredient guaifenesin products from the U.S. market in December 2003, Mucinex SE is now the only long-acting guaifenesin product available in the United States. Despite the FDA’s removal of the unapproved products from the market, physicians continue to write prescriptions for these products. In order to switch prescriptions for these guaifenesin products to physician recommenda-

tions for Mucinex SE and Mucinex DM, our 100-person internal professional sales force details our Mucinex products to the approximately 25,000 physicians who have traditionally written the majority of long-acting guaifenesin prescriptions.

•	Expand the Market by Educating Healthcare Professionals about the Benefits of Long-Acting Guaifenesin. The prescription market for long-acting guaifenesin historically consisted primarily of generic products. As a result, physicians, pharmacists and other healthcare professionals were not regularly detailed about the benefits of long-acting guaifenesin. Our sales force seeks to educate these professionals as to the therapeutic value of long-acting guaifenesin in an effort to expand the market for our current and future products. We have also organized a panel of leading physicians specializing in respiratory care to study the use of long-acting guaifenesin products and to further establish the products as valuable therapeutic agents in the field.

•	Build the Mucinex Brand in the Consumer Market. While guaifenesin in short-acting (immediate-release) formulations is a common ingredient in numerous OTC cough, cold and sinus remedies, long-acting guaifenesin was available only by prescription until the FDA’s approval of Mucinex SE as an OTC product. According to IRI, for the 52-week period ended August 7, 2005, the retail OTC market for cough, cold, allergy, and sinus remedies was approximately $2.8 billion. Our consumer advertising strategy is to educate consumers about the unique benefits of Mucinex and encourage consumers to try our products. We seek to position Mucinex as the preferred brand for relief from congestion due to excess mucus, a symptom common to most respiratory ailments. Our current advertising campaign features an animated character called “Mr. Mucus” and the tag-line “Mucinex In, Mucus Out.” We believe this campaign will expand consumer awareness of Mucinex and create a sustainable brand. A recent survey we sponsored demonstrates that after use of a Mucinex product, 82% of those surveyed indicate that they will definitely or probably purchase a Mucinex product again.

•	Launch New Products Under Our Existing Brands. We seek to capture a larger share of the OTC cough, cold, allergy, and sinus market by launching new products under our Mucinex and Humibid brands. Our first three line extensions are Mucinex DM, Mucinex D and Humibid, which incorporate our patented technology for long-acting guaifenesin. We intend to launch Mucinex D in second quarter of fiscal 2006, Humibid in the first-half of calendar 2006 and the maximum strength versions of our guaifenesin combination products in the second-half of calendar 2006.

•	Develop Prescription Respiratory Products. We are currently considering a number of product candidates for the prescription market and recently in-licensed erdosteine, a regulator of mucus production. In addition, by applying our patented technology, we plan to develop products that combine long-acting guaifenesin with prescription active ingredients. We will use our existing professional sales force to market these products to physicians we currently target. Our product development expenses were approximately $7.4 million, $3.1 million and $4.5 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

•	Continue to In-License or Acquire Pharmaceutical Respiratory Products and Brands. We intend to expand our product portfolio by selectively in-licensing or acquiring prescription or OTC products in the respiratory market. We will focus on prescription products in the later stages of development and OTC brands that we believe can be expanded in the cough, cold, allergy, and sinus market. As part of this strategy, we acquired the Humibid brand, historically a strong brand in the long-acting prescription guaifenesin marketplace. We believe this brand will provide us with a platform from which to launch the maximum strength version of our products and to take advantage of the awareness the Humibid brand enjoys among physicians, pharmacists and other healthcare professionals. In addition, we are evaluating licensing respiratory prescription products available outside the United States and may seek FDA approval to introduce them in the U.S. market. In May 2005, we in-licensed erdosteine, which is currently approved for use in Europe, South Africa and Asia for treatment of respiratory infections, bronchitis and COPD. We expect to begin clinical trials in fiscal year 2006, pending the filing of an investigational new drug application with the FDA.

Our Products

				12-Months Ended
		Fiscal		June 30, 2005
Product	Active Ingredients	Launch Year		Net Sales

				(In millions)
Mucinex SE	600 mg guaifenesin	2003		$117.4
Mucinex DM	600 mg guaifenesin/
	30 mg dextromethorphan HBr	2005		38.3
Mucinex D	600 mg guaifenesin/
	60 mg pseudoephedrine HCl	2006	*	—
Humibid	1200 mg guaifenesin	2006	*	—
Maximum Strength DM	1200 mg guaifenesin/
	60 mg dextromethorphan HBr	2007	*	—
Maximum Strength D	1200 mg guaifenesin/
	120 mg pseudoephedrine HCl	2007	*	—

*	Proposed fiscal launch year
      Mucinex SE. Mucinex SE is an extended-release, bi-layer tablet containing 600 mg of guaifenesin. Mucinex SE helps loosen phlegm (mucus) and thin bronchial secretions to rid the bronchial passageways of bothersome mucus and make coughs more productive. In July 2002, we received FDA approval of a new drug application, or NDA, for Mucinex SE. For the fiscal years ended June 30, 2005, 2004 and 2003 our net sales for Mucinex SE were $117.4 million, $52.9 million and $4.5 million, respectively. According to IRI, for the 52-week period ended August 7, 2005, our Mucinex SE 40 count and 20 count SKUs ranked number two and one, respectively, among more than one thousand SKUs in the cough, cold, allergy, and sinus market (in terms of retail dollar sales). In June 2004, Mucinex SE was recognized by NACDS Marketplace as the best new product in the “Healthcare/ OTC” category. Later in 2004, Mucinex SE was voted the #1 new product in the “Cough/ Cold/ Allergy” category at the Retail Excellence Awards hosted by Drug Store News. In June 2005, Mucinex SE was selected as the top product in the cough and cold category in Women’s Day magazine’s “Best of Health and Beauty” awards. This award is selected by the 100,000 member consumer panel of Women’s Day magazine.
      Mucinex DM. Mucinex DM combines the expectorant properties of Mucinex SE with the cough suppressant dextromethorphan. In April 2004, the FDA approved our NDA for Mucinex DM, which is the only long-acting guaifenesin and dextromethorphan combination product approved by the FDA. We launched Mucinex DM during August 2004 and for the fiscal year ended June 30, 2005, our net sales of Mucinex DM were $38.3 million. According to IRI, for the 12-week period ended August 7, 2005 our Mucinex DM 40 count and 20 count SKUs were the number 36 and six, respectively, SKUs (in terms of retail dollar sales).
      Mucinex D. Mucinex D adds the decongestant pseudoephedrine to the expectorant properties of Mucinex SE. In June 2004, the FDA approved our NDA for Mucinex D, which is the only long-acting guaifenesin and pseudoephedrine combination product approved by the FDA. We intend to begin marketing Mucinex D in the second quarter of fiscal 2006.
      Maximum Strength Guaifenesin Product Line. We have also received FDA approval for extended-release formulations of guaifenesin, guaifenesin/dextromethorphan and guaifenesin/pseudoephedrine at twice the strength of the approved Mucinex formulations. We believe that Humibid was the most recognized brand in the former prescription long-acting guaifenesin market. According to IMS Health-NPAtm, during 2003, approximately 2.8 million prescriptions were written for Humibid. In the first-half of calendar 2006, we intend to launch the maximum strength version of our single-ingredient guaifenesin product under the Humibid brand and target the physician community that continues to prescribe

Humibid. We also intend to launch the remaining maximum strength combination formulations in the second half of calendar 2006.
      Other Products. During fiscal 2004 we discontinued the manufacture and sale of our Aquatab product lines to focus on building the Mucinex brand. For the fiscal year ended June 30, 2003, our net sales for our Aquatab product line were $3.6 million. In February 2005, we entered into an agreement with Cornerstone Biopharma, Inc., or Cornerstone, to assign our AlleRxtm assets to Cornerstone in exchange for the Humibid trademark. We believe the Humibid name is more in line with our growth strategy than the AlleRxtm product line. For the fiscal years ended June 30, 2005, 2004 and 2003 our net sales for AlleRxtm products were $4.5 million, $8.3 million and $5.9 million, respectively.
      The FDA’s Removal of Competing Products. Mucinex SE, Mucinex DM and Mucinex D and their maximum strength versions are the only long-acting guaifenesin products approved by the FDA. The FDA’s policy is to remove unapproved products from the market once a similar product has been approved. Following approval of Mucinex SE, the FDA took enforcement action to remove other long-acting, single-ingredient guaifenesin products, all of which were unapproved products. As a result, Mucinex SE is currently the exclusive alternative to what we estimate, based on IMS Health-NPAtm data, were formerly 10.5 million prescriptions dispensed for long-acting, single-ingredient guaifenesin products. Prior to the FDA’s enforcement action, physicians continued to prescribe and pharmacies continued to dispense long-acting, single-ingredient guaifenesin as prescription products, and we believe less than 5% of the prescriptions written resulted in retail sales of Mucinex SE, despite Mucinex SE being the only FDA-approved product. After the FDA’s enforcement action, we believe that a majority of physician prescriptions for long-acting, single-ingredient guaifenesin were switched to retail sales of Mucinex SE. If the FDA were to enforce its policy on products containing long-acting guaifenesin in combination with dextromethorphan or pseudoephedrine, all of which are unapproved, we believe a majority of the estimated 14.5 million prescriptions, based on IMS Health-NPAtm data, currently dispensed for those products would be switched to OTC sales of Mucinex DM and Mucinex D (when introduced).
      Product Pipeline. We are developing additional OTC and prescription products for the respiratory market utilizing our patented delivery system for guaifenesin. We are currently working on the development of three additional products combining guaifenesin with other active ingredients to treat prevalent respiratory disorders. We are at various stages of development for these products and one of the products is undergoing clinical testing. In addition, we are actively reviewing opportunities to in-license or acquire prescription products for the respiratory markets. In May 2005, we in-licensed erdosteine from Edmond, which is currently approved for use in Europe, South Africa and Asia for treatment of respiratory infections, bronchitis and COPD.
Our Sales and Marketing Strategy
      We utilize a dual marketing strategy for our Mucinex products. We seek to capitalize on the historic prescription nature of the market for long-acting, single-ingredient and combination guaifenesin products by continuing to develop physician and pharmacist support for long-acting guaifenesin and combination products. We also introduced our Mucinex products to consumers in an effort to expand the available market and capture a meaningful share of the OTC cough, cold, allergy, and sinus market, which, we believe, based on IRI data, is approximately 17 times the size, in terms of units, of the 25 million prescription market for products similar to our approved products.
      Professional Marketing. Our physician marketing efforts focus primarily on primary care and respiratory specialist physicians such as allergists and otolaryngologists, or ear, nose and throat doctors. We estimate, based on IMS Health-NPAtm data, that, for the 12 months ended June 30, 2003, approximately 13.5 million prescriptions were dispensed for prescription single-ingredient and combination guaifenesin products similar to our Mucinex SE and Mucinex DM products. We believe approximately 25,000 physicians wrote 60% of these prescriptions. With our 100-person sales force, we are able to effectively market Mucinex SE and Mucinex DM to approximately 80% of these physicians and encourage them to write recommendations for our products. In addition, many physicians continue to write prescriptions for long-acting, single-ingredient guaifenesin despite its OTC status. This trend continues even though the former prescription products have been removed from the market as a result of the FDA action. We believe these prescriptions routinely result in pharmacist-directed sales of Mucinex.
      Because the prescription market for long-acting guaifenesin was 91% generic, based on data from IMS Health-NPAtm, we believe long-acting guaifenesin was not actively promoted. Our professional marketing campaign attempts to educate physicians, pharmacists and other healthcare professionals on the benefits of our products to encourage them to recommend our products to their patients and customers. As we develop additional respiratory products, we intend to utilize and further expand our sales force to market these products to physicians. We have also organized a panel of leading physicians specializing in respiratory care to study the use of long-acting guaifenesin products and to further establish the products as valuable therapeutic agents in the field.
      Consumer Marketing. In November 2004, we launched our advertising campaign featuring “Mr. Mucus” and utilizing the tag line “Mucinex In, Mucus Out.” The launch of this campaign coincided with the traditional onset of the cough and cold season in the United States. We believe this campaign communicates the effectiveness of Mucinex in relieving chest congestion by removing excess mucus and will expand consumer awareness of the Mucinex brand. One way we gauge the effectiveness of our advertising campaign is by measuring aided brand awareness. Aided brand awareness is a consumer’s ability to identify our product after being told the product’s name. Based on research we sponsored, aided brand awareness increased from 14% prior to the launch of our advertising campaign to 55% during the peak of the cough, cold and flu season.
Trade Sales and Distribution
      Our customers consist of drug wholesalers, retail drug stores, mass merchandisers, and grocery stores in the United States. We believe that each of these channels is important to our business and we continue to seek opportunities for growth in each sector. The following table sets forth the percentage of gross sales for all of our customers for the last three fiscal years across our major distribution channels:

	Percentage of Gross Sales

Channel of Distribution	2005	2004	2003

Wholesale Drug	34.44%	69.49%	89.83%
Drug	32.54	18.70	6.59
Mass	19.03	6.96	1.82
Food	13.40	4.16	1.71
Other	0.59	0.68	0.05
      Certain drug wholesale customers distribute our products to non-retail institutions, such as federal facilities, long-term care facilities, hospitals, clinics, and HMOs. For the 12 months ended June 30, 2005, based on IMS Health-National Sales Perspectivestm data, we believe approximately 13% of our sales were directed to non-retail channels.

      Our top 10 customers account for approximately 91% and 82% of our gross sales for the fiscal years ended June 30, 2004 and June 30, 2005, respectively. The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Channel of Distribution	Customers

Wholesale Drug	AmerisourceBergen
Cardinal Health
McKesson*
Drug	CVS*
Brooks/Eckerd
Rite Aid
Walgreens*
Food	Albertsons
Kroger
Safeway
Mass	Kmart
Target
Wal-Mart*

*	Represents customers who each accounted for greater than 10% of our gross sales for the fiscal year ended June 30, 2005.
      Our trade sales force calls on national and regional retail accounts and wholesale distribution companies. The primary focus of our trade sales force is to maximize our shelf presence at retail drug, food and mass merchandise stores to support the efforts of our professional sales representatives and consumer advertising campaign. For the more fragmented food channel and for smaller chains and individual stores, we rely on a national network of regional brokers to provide retail support. Our trade sales force performs analysis that helps both our sales representatives and our customers understand sales patterns and create appropriate promotions and merchandising aids for our products.
      Between December 2003 and June 2005, we expanded our trade sales force from one to 10 professionals. During that same time frame, we have expanded our shelf presence at food, drug and mass merchandiser stores. We believe a product’s importance to major retailers and attractiveness to consumers can be measured by the All Commodity Volume Index, or ACV, as reported by IRI. ACV measures the weighted sales volume of stores that sell a particular product out of all the stores that sell products in that market segment generally. In the case of our products, ACV measures the percentage of retailers that sell our products out of all retailers that sell cough, cold, allergy, and sinus remedies (on a weighted sales volume basis). The following table summarizes our ACV for each of our products:

	ACV 52-Weeks Ended August 7,

	2005			2004

	Drug	Food	Food/Drug/Mass	Drug	Food	Food/Drug/Mass

Mucinex SE	86.6%	45.8%	69.9%	54.8%	11.9%	33.8%
Mucinex DM	63.1%	30.0%	47.9%	0.0%	0.0%	0.0%
      In April 2004, we entered into a three-year exclusive distribution and logistics agreement with Cardinal Health. Under this agreement, Cardinal Health is responsible for warehouse inventory operations, logistics, shipping, billing, and customer collections on a fee-for-service basis.
Segment and Geographic Information
      We operate in one business segment, specialty pharmaceuticals. All of our revenues are attributed to sales of our products in the United States.
      At June 30, 2005 and 2004, our long-lived assets were $9.6 million and $3.0 million, respectively, and primarily consisted of intangible assets and property, plant and equipment, which are all located in the United States.

Government Regulation
      The manufacturing and marketing of both prescription and OTC pharmaceutical products in the United States are subject to extensive regulation by the federal government, primarily the FDA, under the Federal Food, Drug and Cosmetic Act, or FDCA, the Controlled Substance Act and other federal statutes and regulations.

FDA Approval Process
      Most drug products obtain FDA marketing approval pursuant to a NDA or an abbreviated new drug application, or ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA or 505(b)(2) application, which enables the applicant to rely, in part, on the safety and efficacy data of an existing product, or published literature, in support of its application. Our existing products were approved pursuant to Section 505(b)(2) NDAs, as further described below. While we may seek approval of future products through any of these processes, we expect to seek approval for most of our future products using NDAs and Section 505(b)(2) NDAs.

•	New Drug Applications. NDAs are the standard applications required for new drug products and require extensive original clinical data demonstrating the safety and efficacy of the product candidate. Typically, NDAs require three phases of human clinical trials. In Phase I, the product candidate is introduced into humans and tested for safety, dose ranges and pharmacokinetics. In Phase II, the product candidate is introduced into a slightly larger patient population to assess efficacy for specific indications, assess response rates tolerance, determine optimal dose, and identify safety risks and adverse effects. In Phase III, the product candidate is introduced in an expanded patient population at multiple geographically dispersed sites to further test for safety and clinical efficacy. In addition, prior to beginning the human clinical trial work required for either a NDA or Section 505(b)(2) NDA, an applicant must obtain approval to begin this clinical testing by submitting an Investigational New Drug application, or IND, to the FDA, which includes the results of preclinical animal studies.

•	Abbreviated New Drug Applications. An ANDA is a type of application in which approval is based on a showing of “sameness” to an already approved drug product. ANDAs do not contain full reports of safety and effectiveness as required in NDAs but rather demonstrate that their proposed products are “the same as” reference products with regard to their conditions of use, active ingredients, route of administration, dosage form, strength, and labeling. ANDA applicants are also required to demonstrate the bioequivalence of their products to the reference product. Bioequivalence generally means that there is no significant difference in the rate and extent to which the active ingredients enter the blood-stream and become available at the site of drug action.

•	505(b)(2) Applications. If a proposed product represents a change from an already approved product, and therefore does not qualify for an ANDA, the applicant may be able to submit a Section 505(b)(2) NDA or 505(b)(2) application. A 505(b)(2) application is made pursuant to Section 505(b)(2) of the FDCA and is a NDA that relies on one or more investigations conducted by a party other than the applicant in connection with an existing approved product. The FDA has determined that 505(b)(2) applications may be submitted for products that represent changes from approved products in conditions of use, active ingredients, route of administration, dosage form, strength, or bioavailability. A 505(b)(2) applicant must reference an approved product as well as the related safety data on which it proposes to rely. The applicant must also provide the FDA with any additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed changes. Consequently, while an applicant avoids duplication of preclinical and certain clinical safety and efficacy studies through the use a 505(b)(2) application, the applicant is usually required to perform at least one additional human clinical study in support of the application.
      In seeking approval for a drug through a NDA or 505(b)(2) application, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug are then published in the FDA’s Approved Drug

Products with Therapeutic Equivalence Evaluations list, commonly known as the Orange Book. Applicants that file an ANDA or 505(b)(2) application must certify, with respect to each product referenced in their applications, that no patent exists in the Orange Book for that reference product, that the listed patents have expired, that the application may be approved upon the date of expiration of the listed patents, or that the patents listed in the Orange Book for the reference product are invalid or will not be infringed by the marketing of the applicant’s product. When an applicant submits an application containing a certification that a reference product’s patents are invalid or not infringed, the applicant must also provide notice to the owner of the reference product’s patent. If the owner of the reference product determines in good faith that the applicant’s product would infringe a valid patent listed in the Orange Book for the reference drug and files suit within 45 days of receiving notice of the application, the owner of the reference product is entitled to a one-time stay of up to 30 months to resolve the issue through litigation. During that time, the FDA will not approve the applicant’s application. The FDA may approve the proposed product at the end of 30 months or upon an earlier court determination that the patent is invalid or not infringed.
      In addition, the FDA must inspect and find that manufacturing facilities comply with current Good Manufacturing Practices, or cGMP, before it will approve a drug application. After the FDA approves a drug application, if any material change in the manufacturing process, equipment or location occurs that would necessitate additional data, then the FDA must review and approve such change before the product may be marketed.
      Even after approval by the FDA, all marketed products and their manufacturers continue to be subject to annual reporting, facility inspection and continued governmental review. Subsequent discovery of previously unrecognized problems or failure to comply with applicable regulatory requirements could result in restrictions on manufacturing or marketing of the product, product recall or withdrawal, fines, seizure of product, or criminal prosecution, as well as withdrawal or suspension of regulatory approvals. In addition, the advertising of all marketed OTC products are subject to the Federal Trade Commission and state consumer protection regulations.
      Some products intended for OTC marketing require FDA approval through one of the three processes described above. Many OTC drugs, however, may be commercially distributed without prior FDA approval by following the FDA’s OTC monographs. The OTC monographs classify certain drug ingredients as safe for specified uses and establish categorical requirements for the marketing of drugs containing such ingredients without pre-approval. Our existing products containing a new formulation of sustained-release guaifenesin are not OTC monograph drugs and were approved pursuant to Section 505(b)(2) NDAs, as described above.
      Approval of Our Existing Guaifenesin Products. The following table sets forth when the FDA approved the 505(b)(2) applications for our existing guaifenesin products:

505(b)(2)
Application or
Supplement
Product	IND Filing	Submission	FDA Approval

Mucinex SE	June 1998	June 2000	July 2002
Humibid	June 1998	August 2002	December 2002
Mucinex DM	September 2000	June 2003	April 2004
Maximum strength guaifenesin/ dextromethorphan HBr combination	September 2000	June 2003	April 2004
Mucinex D	September 2000	January 2003	June 2004
Maximum strength guaifenesin/ pseudoephedrine HCl combination	September 2000	January 2003	June 2004
      While all of these products have been approved for marketing, we have only launched Mucinex SE and Mucinex DM to date. We expect to launch Mucinex D in the second quarter of fiscal 2006, Humibid in the first-half of calendar 2006 and the remaining maximum strength formulations in the second half of calendar 2006.
      In 2002, the FDA approved our 505(b)(2) application for Mucinex SE as an OTC long-acting guaifenesin product. Prior to our 505(b)(2) application for Mucinex SE, only short-acting guaifenesin products had been marketed OTC, while long-acting guaifenesin products were marketed as prescription drugs despite their lack of formal approval by the FDA. Under the Durham Humphrey Act of 1951, the FDA established that no drug may simultaneously be sold as a non-prescription product and as a prescription product at the same dose for the same indication. Any products that violate this rule are subject to FDA regulatory action and removal from the market.
      On October 11, 2002, the FDA issued warning letters to 66 manufacturers, distributors, marketers, and retailers of single-ingredient guaifenesin extended-release products. The letters stated that such prescription products require FDA approval, and without FDA approval, they could no longer be marketed legally. A number of the manufacturers and distributors that received a warning letter from the FDA filed a “Citizens Petition,” which is similar to an appeal, with the FDA requesting that the agency either elect not to enforce existing regulatory policies requiring removal of the drugs from the market or delay such enforcement. On February 25, 2003, the FDA issued a letter in response to the Citizens Petition to the 66 recipients of the original warning letter, reiterating that following the FDA’s approval of Mucinex SE in July 2002, all other single-ingredient guaifenesin extended-release drug products may no longer be marketed legally. The FDA decided, however, to allow a grace period for such drugs to be removed from the market as follows:

•	the warning letter recipients were required to cease manufacturing unapproved single-ingredient guaifenesin extended-release products no later than May 21, 2003;

•	no distribution (including distribution by secondary wholesalers or other distributors) could occur after October 23, 2003; and

•	no retail sales could occur after November 30, 2003.
      Historically, long-acting prescription guaifenesin products and, according to the FDA, several thousand other drugs were marketed without FDA approval. Resource limitations prevented FDA enforcement actions against many unapproved prescription and OTC drugs. In October 2003, the FDA published a draft compliance policy guide articulating its existing informal policy regarding drugs marketed in the United States that do not have required FDA approval. According to this policy, the FDA will exercise its discretion in taking enforcement action against unapproved drugs once the FDA has approved a similar drug, whether the similar drug is prescription or OTC. In publishing the draft policy guide, the FDA publicly affirmed the actions it took relating to long-acting, single-ingredient guaifenesin products. As of this date, however, the FDA has only taken regulatory action to remove from the market single-ingredient, extended-release guaifenesin. Mucinex DM and our maximum strength, long-acting guaifenesin and dextromethorphan combination product, as well as Mucinex D and our maximum strength, long-acting guaifenesin and pseudoephedrine combination product, have also received approval pursuant to Section 505(b)(2) NDAs. We are hopeful the FDA will take similar action on extended-release guaifenesin combination products. However, there can be no assurance that the FDA will do so or when any such action may take place.

Effective Market Exclusivity for Long-Acting, Single-Ingredient Guaifenesin Products
      The FDA’s action to remove all existing long-acting, single-ingredient guaifenesin products from the market has enabled Mucinex SE to obtain a period of effective market exclusivity. This regulatory position results in two barriers to entry for potential competitors. First, we believe that a third party product that is sufficiently similar to Mucinex SE to be eligible for approval through the ANDA process would infringe our patent covering our extended-release delivery system for guaifenesin. Second, we believe that the process of developing a drug with a different pharmacokinetic profile and obtaining FDA approval of such drug through a NDA or 505(b)(2) application would take two to three years from the start of such process. If the FDA removes from the market products similar to Mucinex DM, Mucinex D and their maximum strength counterparts, third parties seeking to introduce similar products will face the same barriers to entry.
Other Regulation
      We are subject to additional regulation. The Prescription Drug Marketing Act, or the PDMA, imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations. The FDA and the states are still implementing various sections of the PDMA.
      Manufacturers of marketed drugs must comply with other applicable laws and regulations required by the FDA, the Drug Enforcement Administration, the Environmental Protection Agency, and other regulatory agencies. Failure to do so could lead to sanctions, which may include an injunction that would suspend manufacturing, the seizure of drug products and the refusal to approve additional marketing applications. Manufacturers of controlled substances are also subject to the licensing, quota and regulatory requirements of the Controlled Substances Act. Failure to comply with the Controlled Substances Act and the regulations promulgated thereunder could subject us to loss or suspension of those licenses and to civil or criminal penalties.
Reimbursement
      In the United States, sales of pharmaceutical products depend in part on the availability of reimbursement to the patient from third-party payors, such as government health administrative authorities, managed care providers and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost-effectiveness. Generally, such payors do not cover OTC products.
      Medicaid, a state health program for certain low-income individuals, does not generally cover the cost of OTC products. Under Medicaid, however, 24 state programs have and continue to cover the cost of Mucinex SE, while 18 state Medicaid programs have and continue to cover the cost of Mucinex DM. Any of these states could decide not to cover our products at any time. In addition, we are obligated to pay rebates on sales of our products to Medicaid beneficiaries. We estimate that sales to Medicaid beneficiaries represented approximately 5.0% and 13.0% of retail sales of Mucinex SE during the fiscal years 2005 and 2004, respectively.
Manufacturing
      The Cardinal Health Supply Agreement. In April of 2004, we sold our Fort Worth, Texas manufacturing assets to Cardinal Health PTS, LLC, or Cardinal Health, and entered into a ten-year supply agreement with Cardinal Health. Under the supply agreement, Cardinal Health provides us with finished goods for a share of our gross profit. The profit sharing structure provides that as our gross profit (before the profit share) increases, Cardinal Health’s percentage share of the gross profit decreases. The agreement runs on a contract year that ends March 31. Pursuant to the agreement, we are committed to pay Cardinal Health a minimum profit share of $4.0 million, $3.0 million and $3.0 million during the contract years ending in 2005, 2006 and 2007, respectively. For the contract year ended March 31, 2005, we exceeded the contract year minimum of $4.0 million. For the contract year-end March 31, 2005, we paid Cardinal Health total mark-up payments of approximately $13.4 million. This amount exceeded the actual amount due to Cardinal Health by $3.9 million at March 31, 2005. Additionally, Cardinal Health has the exclusive right to manufacture our current products and a right to manufacture any new drug products we intend to market. However, if Cardinal Health fails to supply us with our current and future drug products, we may use an alternate manufacturer for our supply of such products until Cardinal Health is able to resume production. In addition, if our actual requirement for drug products exceeds the amount that Cardinal Health is able to manufacture, we may use an alternate manufacturer to meet our excess demand. We may also rely on a third party manufacturer for any future drug products that Cardinal Health lacks the ability to manufacture.
      Currently, Cardinal Health primarily manufactures finished products for us at the Fort Worth facility, but has been unable to supply sufficient quantities to meet the demand for our products. At September 19, 2005, we had backorders of approximately $4.6 million and for the same period in the prior fiscal year, we had no backorders. We have historically filled backorders within two to three weeks and during fiscal 2005, our backorders were higher during the peak of the cough, cold and flu season.
      We have validated an additional Cardinal Health facility for the first step of the manufacturing process and are planning to validate and qualify this site for further operations. We are evaluating other secondary suppliers in the event of a catastrophe at a Cardinal Health facility or other disruption to manufacturing. Our products are packaged in Fort Worth, at an alternate Cardinal Health site and by an additional third party. We continue to evaluate alternative sites and will validate such sites as necessary to provide a steady supply of product.
      We have the ability under our supply agreement with Cardinal Health to repurchase the Fort Worth, Texas manufacturing assets and operations, and we are considering exercising such option. To exercise this option, we must give Cardinal Health 12 months advance written notice of our intent to exercise and pay Cardinal Health $5.0 million plus the net book value of the assets. We can offer no assurances that we will exercise our option for such repurchase, the timing of such exercise or that such repurchase will be made in accordance with the terms of the option.
      Raw Material Sourcing Arrangements. Cardinal Health currently uses one supplier for certain raw materials used in its manufacturing process. Cardinal Health depends on Boehringer Ingelheim Chemicals, Inc., or Boehringer Ingelheim, for guaifenesin and Boehringer Ingelheim has the exclusive right through July 2006 to supply guaifenesin for Mucinex SE and 90% of the guaifenesin Cardinal Health uses in Mucinex DM, Mucinex D and our future products. Cardinal Health and Boehringer Ingelheim have mutually agreed to a 7.5% per kilogram price increase effective April 1, 2005. Boehringer Ingelheim has recently validated equipment that they believe will increase guaifenesin manufacturing capacity. However, the process is currently not yielding the expected amounts of guaifenesin and has resulted in higher cost per output unit. Cardinal Health has recently received a commitment from Boehringer Ingelheim for an additional allocation of guaifenesin, in exchange for a price increase on that allocation. Under its supply agreement for guaifenesin, Cardinal Health may obtain guaifenesin from a third party supplier if, for any reason, Boehringer Ingelheim discontinues supplying guaifenesin or is unable for three continuous months to supply guaifenesin to Cardinal Health. Once Boehringer Ingelheim regains the ability to supply guaifenesin to Cardinal Health, Cardinal Health resumes its obligation to purchase guaifenesin from Boehringer Ingelheim. Boehringer Ingelheim has advised us that in the near term it will not be able to deliver the amount of guaifenesin we have requested. If Boehringer Ingelheim is unable to deliver greater quantities of guaifenesin or we are unable to qualify another supplier of guaifenesin, Cardinal Health will be unable to manufacture sufficient quantities of Mucinex SE and Mucinex DM to meet our requests. We are currently qualifying another supplier of guaifenesin. We anticipate that this second supplier will be able to supply guaifenesin in the first quarter of calendar 2006.
      In addition, Cardinal Health depends on one supplier for dextromethorphan HBr. During fiscal 2004, Cardinal Health’s supplier of dextromethorphan HBr notified Cardinal Health that they will be exiting the dextromethorphan HBr manufacturing business. At such time, Cardinal Health obtained a commitment from the supplier to provide Cardinal Health with a limited supply of dextromethorphan HBr. Based upon our sales of Mucinex DM, we believe this commitment will provide us with an adequate supply through July 31, 2006. Additionally, Cardinal Health is working with the current dextromethorphan HBr supplier to increase its current volume commitment. We are actively pursuing secondary suppliers of dextromethorphan HBr and guaifenesin as well as other active and inactive ingredients.

Intellectual Property
      Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. We protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.
      The United States Patent and Trademark Office, or USPTO, has granted us a U.S. patent that expires in April 2020, which contains claims encompassing a guaifenesin product having an immediate-release portion and an extended-release portion. Both Mucinex SE and Humibid utilize our patented technology in a bi-layered tablet providing both immediate and long-acting guaifenesin to patients. The two tablet layers combine the benefits of the fast onset of action of immediate-release guaifenesin with the convenient dosing and reliable 12-hour blood levels produced by the extended-release guaifenesin tablet layer. The same bi-phasic guaifenesin release pattern also applies to our currently-approved Mucinex products and most likely any future combination product line extensions. None of the extended-release prescription products for which we performed dissolution testing met the 12-hour blood levels that we were required to meet to obtain approval of our NDAs. The active ingredients in our products and most of our product candidates, including guaifenesin, dextromethorphan and pseudoephedrine, are chemical compounds that have been in existence for many years and, therefore, are not patentable.
      On April 20, 2005, an anonymous third party filed a request for reexamination of our U.S. patent with the USPTO. The third party asserted that the USPTO should not have issued our patent because prior art existed that rendered the claims of our patent obvious and therefore unpatentable. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial question of patentability based on prior art or other printed publications. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by the Director of the USPTO. The USPTO advised us on August 18, 2005, that the Director had granted the appeal for reexamination. Under a reexamination proceeding and, upon completion of the proceeding, the Director may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. We expect the USPTO to complete its review in nine to 12 months.
      We intend to vigorously defend our patent position and believe we will prevail in the reexamination process. We may not be successful, however, in maintaining our patent or the scope of its claims during reexamination and can offer no assurance as to the outcome of a reexamination proceeding.
      We have filed patent applications in a number of foreign countries and we currently are seeking additional U.S. patent protection for each of our FDA-approved products. On May 5, 2005, the USPTO issued a Notice of Allowability for one of our applications that covers both our single-ingredient guaifenesin products and our combination products. We anticipate, but cannot be sure, that the USPTO will issue a patent with the claims set forth in the Notice of Allowability in due course. During the course of its review, the USPTO considered the prior art cited by the third party in its request for reexamination and nonetheless issued the Notice of Allowability.
      A, Adams, A Adams Respiratory Therapeutics, Adams Respiratory Therapeutics, Humibid, Humibid CS, Humibid E, Mucinex, Mr. Mucus and the Mr. Mucus character are our registered trademarks or are the subject of pending trademark applications. In addition, we have registered Mucinex in Canada and Mexico.
      In April 1999, we entered into a sublicense agreement with JMED Pharmaceuticals, Inc., or JMED, which gave us an exclusive license to manufacture and market AlleRxtm in exchange for royalty payments to JMED. Subsequently, we granted JMED the right to exchange its on-going royalty interest in the sublicense agreement into our common stock in the event of a public offering or change of control. In December 2004, we received the right to assign our sublicense agreement with JMED to Cornerstone. Pursuant to our 2004 assignment agreement with JMED, we paid JMED $2.0 million. Additionally, the assignment agreement provided that prior to March 31, 2005, a valuation would be performed on JMED’s on-going royalty interest in the sublicense agreement. The parties have waived the March 31, 2005 deadline and are currently working toward obtaining a valuation. If the appraisal exceeds the $2.0 million previously paid, JMED has the right to exchange its excess royalty interest into our common stock at the public offering price of $17.00 per share. If JMED chooses to convert its royalty interest into our common stock, we obtain the right to receive the future royalties earned under the sublicense agreement. However, if JMED chooses not to convert its excess royalty interest into our common stock, JMED will continue to collect the royalties and we will receive 40% of such royalties up to $1.0 million. Under the assignment agreement, we also agreed to guarantee the royalty payments due to JMED from Cornerstone through the date of our initial public offering. Subsequent to our initial public offering, we no longer guarantee these payments.
      Pursuant to a February 2005 agreement with Cornerstone, Cornerstone assigned the rights to the Humibid trademark to us in exchange for our assignment of the AlleRxtm assets to Cornerstone. We had previously discontinued the manufacture and sale of our Aquatab product lines to focus on building the Mucinex brand. The Aquatab products had minimal sales and were not part of our long-term strategy. We believe the Humibid name is more in line with our growth strategy than the AlleRxtm product line. Under this agreement, we each agreed to release the other party from all claims and damages in a lawsuit that we filed against Cornerstone in 2004. Additionally, we assumed the financial obligation for future product returns of up to $1.0 million of AlleRxtm products sold by us prior to February 15, 2005 and returned to Cornerstone within the subsequent 18 months. Cornerstone assumed the same financial obligation with respect to Humibid product returns during that period. Once the $1.0 million threshold is met, we bear the responsibility for Humibid product returns and Cornerstone bears the same responsibility for AlleRxtm returns. At June 30, 2005, pursuant to the Cornerstone agreement, we have recorded a receivable from Cornerstone of $642,000 for Humibid returns that we have honored. In addition, the agreement provides that we will pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years beginning February 15, 2005, subject to an annual minimum of $50,000. We have not yet made any royalty payments to Cornerstone under this agreement.
Competition
      We currently compete in the OTC pharmaceutical market and we intend to compete in the prescription market. The pharmaceutical industry in which we operate is characterized by rapidly advancing technologies and intense competition. Our competitors include pharmaceutical companies, biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies, and research institutions. All of these competitors currently engage in or may engage in the future in the development, manufacture and commercialization of new pharmaceuticals, some of which may compete with our present or future products.
      We believe our current primary competitors in the OTC pharmaceutical market are:

•	Pfizer, Inc. (Sudafed® and Benadryl®);

•	The Procter & Gamble Company (Dayquil® and Nyquil®);

•	McNeil Consumer and Specialty Pharmaceuticals, a division of McNeil-PPC, Inc., which is an operating company of Johnson & Johnson (Tylenol Cold and Flu® and Motrin Cold and Sinus®);

•	Wyeth (Robitussin®, Dimetapp® and Advil Cold and Sinus®);

•	Novartis Consumer Health, a division of Novartis AG (Theraflu® and Triaminic®);

•	Schering-Plough Corp. (Claritin®, Coricidin® and Drixoral®); and

•	Bayer AG (Alka Seltzer Plus Cold® and Aleve Cold and Sinus®).
      In addition, we and our competitors face substantial competition from private label brands, such as the CVS brand, which are often less expensive. While some of our competitors market immediate-release guaifenesin in tablet form, we believe there are no private label brand equivalents to any of our Mucinex products.
      The key competitive factors affecting the success of Mucinex are likely to be its consumer awareness, physician and pharmacist acceptance and price.
Employees
      As of June 30, 2005, we had 176 employees. Forty-three of our employees work at our Chester facility and 14 work at our Fort Worth facility. One hundred thirty-eight of our employees work in sales and marketing. One of our employees is a temporary employee. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.
Access to Our Filings with the Securities and Exchange Commission
      Our website address is www.adamsrt.com. The information on our website is not a part of, or incorporated into, this Annual Report on Form 10-K. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available, without charge, on our website as soon as reasonably practicable after they are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission, or SEC.
      The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov, from which you can electronically access information regarding issuers that file electronically.

Item 2.	Properties
      Our corporate headquarters are located at 425 Main Street in Chester, New Jersey, and are approximately 13,500 square feet. We have entered into a long-term lease for this facility, which expires in August 2014. Our current annual rent is $339,525 plus expenses. However, our annual rent increases each year of the lease. In addition, we lease approximately 8,500 square feet for our development and customer service operations in Fort Worth, Texas. Our lease agreement for our Fort Worth, Texas operations expires at the earliest to occur of: (i) January 31, 2006; (ii) the date of termination of our supply agreement with Cardinal Health; or (iii) the date on which Cardinal Health discontinues its manufacturing operations at that facility. Under this Fort Worth, Texas lease, we pay $6,118 per month, or $73,418 annually, plus expenses. We outsource our manufacturing and, therefore, do not own any manufacturing facilities.

Item 3.	Legal Proceedings
      We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      On April 18, 2005, the requisite number of shareholders of our predecessor corporation, Adams Laboratories, Inc., a Texas corporation, acting through a written consent action pursuant to Article 9.10A of the Texas Business Corporation Act, approved the change of the name of our predecessor corporation from “Adams Laboratories, Inc.” to “Adams Respiratory Therapeutics, Inc.”
      Pursuant to the amended and restated Statement of Resolution establishing and designating Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock dated May 19, 2003, or the Statement of Resolution, of our predecessor corporation, on April 18, 2005, the preferred shareholders of our predecessor corporation, acting through a less than unanimous written consent action in accordance with Article 9.10A of the Texas Business Corporation Act, adopted an amendment to our predecessor corporation’s Statement of Resolution, which changed the redemption date of our predecessor corporation’s preferred stock to June 1, 2006.
      On June 1, 2005, we reincorporated from Texas to Delaware by merging Adams Respiratory Therapeutics, Inc., a Texas corporation, with and into Adams Merger Sub, Inc., a Delaware corporation. On May 31, 2005, the requisite number of shareholders of our predecessor corporation, acting through a written consent action in accordance with Article 9.10A of the Texas Business Corporation Act, approved the 2005 Long-Term Incentive Plan, the formation of Adams Merger Sub, Inc. and the merger of Adams Respiratory Therapeutics, Inc. with and into Adams Merger Sub, Inc.
      Prior to our reincorporation into Delaware, Adams Respiratory Therapeutics, Inc. was our sole stockholder. On May 31, 2005, Adams Respiratory Therapeutics, Inc., in its capacity as our sole stockholder, authorized the merger of Adams Merger Sub, Inc. with itself and elected Donald J. Liebentritt, John Q. Adams, Sr. and Andrew N. Schiff, M.D. to serve as Class I Directors, Steven A. Elms, Joan P. Neuscheler and William C. Pate to serve as Class II Directors and Harold F. Oberkfell and Michael J. Valentino to serve as Class III Directors.
      On June 2, 2005, our preferred stockholders, acting through a less than unanimous written consent action in accordance with Section 228 of the General Corporation Law of the State of Delaware, approved a cash dividend totaling $45.0 million on shares of our common stock and shares of our preferred stock on an “as converted” basis (in accordance with our Certificate of Designations, Rights and Preferences of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Certificate of Incorporation).
      Pursuant to the Third Amended and Restated Stockholders Agreement dated May 19, 2003, on June 26, 2005, the requisite number of stockholders, acting through a written consent action in accordance with Section 228 of the General Corporation Law of the State of Delaware, approved the formation of two Delaware corporations, Adams Respiratory Therapeutics Commercial Operations, Inc. and Adams Respiratory Therapeutics Products, Inc., as wholly-owned subsidiaries of Adams Respiratory Therapeutics, Inc. The stockholders also approved the election of Michael J. Valentino as the sole director of Adams Respiratory Therapeutics Commercial Operations, Inc. and Adams Respiratory Therapeutics Products, Inc. The stockholders additionally authorized the Company to enter into a credit agreement with Silicon Valley Bank.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
      Our common stock is listed on The NASDAQ National Market® under the symbol “ARxT.” As of September 26, 2005, there were approximately 249 stockholders of record.
      Prior to our initial public offering in July 2005, no established trading market existed for our common stock. Our common stock began trading on The NASDAQ National Market® on July 21, 2005. Accordingly, no sales price information is available for our common stock for the periods covered by this annual report.
Dividends
      We declared and paid a stock dividend on our capital stock in October 2000. On June 2, 2005, our board of directors declared a cash dividend totaling $45.0 million on shares of our common stock and shares of our preferred stock on an “as converted” basis. On June 2, 2005, the requisite number of stockholders approved such dividend. The record date for the dividend was June 17, 2005. We paid the dividend on June 22, 2005. We currently intend to retain all future earnings to finance our development efforts, the development of our proprietary technologies, the in-licensing or acquisition of specialty pharmaceutical products and trademarks, and the expansion of our business. We do not intend to declare or pay cash dividends on our capital stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors our board of directors deems relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
      We maintain a 1999 Long-Term Incentive Plan and a 2005 Incentive Plan adopted by our board of directors and approved by our stockholders prior to our initial public offering. We do not have any equity compensation plans that have not been approved by our stockholders. The following table sets forth information as of June 30, 2005, with respect to our equity compensation plans.

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Second Column)

Equity compensation plans approved by security holders	3,247,303	$1.98	2,737,802
Equity compensation plans not approved by security holders	—	—	—
Total	3,247,303	$1.98	2,737,802
Use of Proceeds from Registered Securities
      We filed a registration statement on Form S-1 (file no. 333-123585) with respect to the offer and sale of 7,950,000 shares of our common stock, $0.01 par value, and an additional 1,192,500 shares of our common stock sold solely to cover over-allotments. Of the 7,950,000 shares offered pursuant to the registration statement, we offered 5,697,000 shares and selling stockholders offered 2,253,000 shares. We offered all of the shares sold in the over-allotment.

      The SEC declared the registration statement effective on July 20, 2005. As contemplated by the registration statement, we entered into an underwriting agreement with respect to the offering of the common stock. The managing underwriters for the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., and RBC Capital Markets Corporation. The transaction contemplated by the underwriting agreement was consummated on July 26, 2005, including the exercise by the underwriters in full of the over-allotment option.
      The following table illustrates the number of shares of common stock registered and the aggregate price of the shares registered for our account and for the selling stockholders’ account. We did not receive any proceeds from the sales made by the selling stockholders.

		Aggregate Price
	Shares	of Shares	Shares	Aggregate Price
	Registered	Registered	Sold	of Shares Sold

Adams Respiratory Therapeutics, Inc.	6,889,500	$117,121,500	6,889,500	$117,121,500
Selling Stockholders	2,253,000	$38,301,000	2,253,000	$38,301,000
      Underwriting discounts and commissions amounted to $1.19 per share of common stock offered. We incurred an aggregate of $8.2 million in underwriting discounts and commissions with respect to the common shares sold by us. We incurred approximately $2.2 million in other expenses in connection with the offering. None of such expenses were direct or indirect payments to our directors or officers, to persons owning 10 percent or more of any class of our equity securities or to any of our affiliates. The net offering proceeds received by us from the offering after deducting the total expenses were approximately $106.7 million.
      The net offering proceeds to us have been invested into short-term investment-grade securities and money market accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
Recent Sales of Unregistered Securities
      The following information relates to all securities issued or sold by us in the last fiscal year that were not registered under the Securities Act.
      Issuances of Capital Stock. During the fiscal year ended June 30, 2005, upon the exercise of warrants, we issued an aggregate of 3,141,700 shares of common stock at a price per share of $0.38.
      During the fiscal year ended June 30, 2005, we issued 384,097 shares of common stock upon the exercise of stock options with a weighted average exercise price of $3.16 per share.
      Issuance of Former Series B Preferred Stock. In March 2005, upon the exercise of warrants, we issued an aggregate of 75,939 shares of Series B Preferred Stock at a price per share of $4.56.
      In June 2005, upon the exercise of warrants, we issued an aggregate of 590,456 shares of Series B Preferred Stock at a price per share of $4.56.
      No underwriters were involved in the foregoing sales of securities. The share issuances described above were issued to a combination of foreign and U.S. investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers of shares of our common stock and Series B Preferred Stock described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.

      Stock Option Grants. During the fiscal year ended June 30, 2005, we issued to employees, directors and consultants 486,311 shares of common stock upon the exercise of stock options at a weighted average exercise price of $6.56 per share. The issuance of stock options and the common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Item 6.	Selected Financial Data
      The following table presents our selected financial information, which you should read in conjunction with, and is qualified in its entirety by reference to, our historical financial statements, the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial information set forth below as of June 30, 2005 and 2004 and for the years ended June 30, 2005, 2004 and 2003 has been derived from our audited financial statements included herein. The selected financial information as of June 30, 2003, 2002 and 2001 and for the years ended June 30, 2002 and 2001 have been derived from our audited financial statements, which are not included in this annual report.

	Years Ended June 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statements of Operations Data
Net sales	$160,210	$61,295	$14,038	$13,755	$9,996
Cost of goods sold	31,126	11,928	5,252	4,024	6,134

Gross margin	129,084	49,367	8,786	9,731	3,862
Selling, marketing and administrative(1)	78,044	23,286	23,310	17,968	12,875
Product development	7,392	3,181	4,542	7,419	3,580
Interest expense	101	3,403	3,601	—	228
Interest income	(890)	(205)	(29)	(180)	—

Income/(loss) before income taxes	44,437	19,702	(22,638)	(15,476)	(12,821)
Provision/(benefit) for income taxes	17,438	(16,124)	—	—	—

Net income/(loss)	26,999	35,826	(22,638)	(15,476)	(12,821)

Accretion of preferred stock	(202,566)	(28,100)	8,204	(7,619)	(6,977)

Dividend paid to preferred stockholders	(30,033)	—	—	—	—

Net (loss)/income applicable to common stockholders	$(205,600)	$7,726	$(14,434)	$(23,095)	$(19,798)

(Loss)/income per common share
Basic	$(32.97)	$1.64	$(4.66)	$(7.47)	$(8.08)

Diluted	$(32.97)	$0.90	$(4.66)	$(7.47)	$(8.08)

Pro forma income per common share(2)
Basic	$1.16
Diluted	$0.95

(1)	Selling, marketing and administrative includes non-cash stock-based compensation expense as follows:

Years Ended June 30,

2005	2004	2003	2002	2001

(In thousands)
$477	$686	$880	$1,292	$1,256

(2)	Please see Note 1 to our financial statements for an explanation of the method used to compute pro forma earnings per common share, basic and diluted, and the number of shares used in computing per share amounts.

	At June 30,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$24,655	$43,391	$9,405	$7,272	$1,507
Working capital	32,736	47,151	5,230	6,766	(3,155)
Total assets	63,840	71,035	20,382	17,350	9,784
Long-term liabilities	2,281	2,731	14,873	—	—
Redeemable convertible preferred stock	316,455	110,851	60,647	68,851	36,620
Accumulated deficit	(289,193)	(68,626)	(76,352)	(61,918)	(38,823)
Total stockholders’ deficit	$(273,625)	$(56,997)	$(64,169)	$(56,517)	$(34,721)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” of this 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
      We are a specialty pharmaceutical company focused on late-stage development, commercialization and marketing of OTC and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market two products, Mucinex SE and Mucinex DM.
      Mucinex SE. Mucinex SE is a long-acting, single-ingredient guaifenesin OTC product and the only long-acting guaifenesin product approved by the FDA. The FDA approved Mucinex SE in July 2002.
      Mucinex DM. Mucinex DM is an OTC product containing long-acting guaifenesin and the cough suppressant dextromethorphan, and is the only FDA-approved, long-acting guaifenesin and dextromethorphan combination product. The FDA approved Mucinex DM in April 2004.
      Future Products. We have four additional products that the FDA has approved that we intend to market in the future: Mucinex D, an OTC product containing long-acting guaifenesin and the decongestant pseudoephedrine; a maximum strength long-acting, single-ingredient guaifenesin OTC product (under the Humibid brand name); a maximum strength OTC combination product containing long-acting guaifenesin and dextromethorphan; and a maximum strength OTC combination product containing long-acting guaifenesin and pseudoephedrine. Like Mucinex SE and Mucinex DM, these additional products are the only FDA-approved products of their kind.
      Revenue Growth. Our net revenues have grown from $14.0 million and $61.3 million for the years ended June 30, 2003 and 2004, respectively, to $160.2 million for the year ended June 30, 2005. Our revenue growth has been primarily driven by Mucinex SE sales following its launch in July 2002 and Mucinex DM sales following its launch in August 2004. We believe that the key factors underlying the growth of Mucinex SE and Mucinex DM revenues include:

•	The FDA’s removal of competitive long-acting, single-ingredient guaifenesin prescription products after November 2003. This removal resulted in Mucinex SE’s status as the only long-acting, single-ingredient guaifenesin product available in the United States. Based on data from IMS Health — NPAtm, we estimate that, for the 12 months ended June 30, 2003, approximately 10.5 million prescriptions were filled for long-acting, single-ingredient guaifenesin products. After November 2003, we believe that a majority of prescriptions written for long-acting, single-ingredient guaifenesin resulted in OTC sales of our Mucinex SE product.

•	Our professional marketing efforts to physicians, pharmacists and other healthcare professionals. Our professional sales force targets high-prescribers of long-acting guaifenesin products and encourages them to recommend Mucinex SE and Mucinex DM to their patients. Our professional sales force also educates physicians, pharmacists and other healthcare professionals about the benefits of long-acting guaifenesin. In December 2004, we expanded our professional sales force from 50 to 100 sales representatives.

•	Expansion of our trade sales department and trade development efforts. Our trade sales force calls on national and regional retail accounts and wholesale distribution companies. The primary focus of our trade sales force is to maximize our shelf presence at retail drug, food and mass merchandise stores to support the efforts of our professional sales representatives and consumer advertising campaign. Between December 2003 and June 2005, we grew our trade sales force from one to 10 professionals.

•	Consumer advertising campaign. Prior to the FDA’s approval of Mucinex SE as an OTC drug, long-acting guaifenesin and combination products were available only by prescription. We launched our consumer advertising campaign in November 2004, and our strategy is to educate customers about the unique benefits of Mucinex to encourage trial of our products.

      Results of Operations. We commenced operations in 1997, and as of June 30, 2003, we had an accumulated deficit of $76.4 million. During the fiscal year ended June 30, 2004, we reported net income of $35.8 million, which included an income tax benefit of approximately $25.1 million related primarily to the reversal of the valuation allowance that had been recorded against the deferred tax asset resulting from accumulated net operating losses. During the year ended June 30, 2005, we reported net income of $27.0 million.
      Seasonality. We expect retail demand for our products to be higher between October 1 and March 31 due to the prevalence of cough, cold and flu. As a result, our shipments, and therefore revenues, are expected to be higher between July 1 and March 31 to support the retail demand through that season. We generally expect our revenues during the quarter ended June 30 to be lower than the other quarters.
      Future Growth. We believe that our future growth will be driven by professional and consumer marketing efforts to create increased awareness of the Mucinex brand and the benefits of long-acting guaifenesin and new product launches such as Mucinex D and our maximum strength products. Additionally, the FDA may take action to remove from the market the current long-acting guaifenesin products similar to Mucinex DM and Mucinex D, which could have a beneficial impact on our business. We plan to continue to spend significant amounts on the commercialization of our current products, the continuing development of our pipeline products and the in-licensing or acquisition of new product candidates. Our future profitability is dependent upon the successful commercialization of Mucinex SE and Mucinex DM and the introduction of new products such as Mucinex D and Humibid.
      Recent Developments. On June 2, 2005, our board of directors declared a cash dividend totaling $45.0 million on shares of our common stock and shares of our preferred stock on an “as converted” basis (in accordance with our Certificate of Designations, Rights and Preferences of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Certificate of Incorporation). On June 2, 2005, the requisite number of stockholders approved such dividend. The record date for the dividend was June 17, 2005. We paid the dividend on June 22, 2005.
      In July 2005, we completed our initial public offering of 9,142,500 shares of common stock at a price of $17.00 per share. The offering consisted of 6,889,500 newly issued shares sold by us and 2,253,000 shares sold by selling stockholders. The offering generated gross proceeds of approximately $117.0 million. Our common stock began trading on The NASDAQ National Market® under the symbol “ARxT” on July 21, 2005.
      In May 2005, we in-licensed erdosteine from Edmond, which is currently approved for use in Europe, South Africa and Asia for treatment of respiratory infections, bronchitis and COPD. We expect to begin clinical trials in fiscal year 2006, pending the filing of an investigational new drug application with the FDA.
Critical Accounting Policies and Estimates
      Our financial statements are presented on the basis of accounting principles that are generally accepted in the United States. We have taken into consideration all professional accounting standards that are effective as of the date of these financial statements. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our financial statements and require management’s most subjective and complex judgments due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.

Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and financial condition. Our critical accounting policies are described in detail below.
      While our significant accounting policies are more fully described in Note 1 to our financial statements contained in this document, we believe that the following accounting policies relating to revenue recognition, sales returns and allowances, cost of goods sold (Cardinal Health profit share), income taxes and stock-based compensation charges are most critical in fully understanding and evaluating our reported financial results.
      Revenue Recognition. We recognize revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks, and other sales allowances are reasonably determinable and when collection is reasonably assured. Accruals for these provisions are presented in the financial statements as reductions to sales.
      Sales Returns and Allowances. When we sell our products, we reduce the amount of revenue recognized from such sale by an estimate of future product returns and other sales allowances. Other sales allowances include cash discounts, rebates, including Medicaid rebates, chargebacks, sales incentives, and royalties relating to products sold in the current period. Factors that are considered in our estimates of future product returns include an estimate of the amount of product in the trade channel, competitive products, the remaining time to expiration of the product, and the historical rate of returns. Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Factors that are considered in our estimates regarding other sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels and current contract prices and terms with both direct and indirect customers and product royalty rates. If actual future payments for product returns and other sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flow would be negatively impacted. There have been no material changes to our estimates in the periods presented.
      The following table shows, at each balance sheet date, the balances of liabilities and accounts receivable valuation accounts resulting from sales returns and allowances:

	June 30,

	2005	2004

Product returns	$5,884	$3,622
Chargebacks	2,473	2,332
Rebates and other	1,590	1,000

Accrued returns, chargebacks, rebates and other(1)	$9,947	$6,954

Cash discounts(2)	$170	$143
Trade promotions(2)	$2,108	$988

(1)	Accrued returns, chargebacks, rebates and other sales allowances are reported in total under current liabilities on the Balance Sheet.

(2)	Cash discounts and trade promotions are reported as valuation allowances against accounts receivable on the Balance Sheet.

      The following table summarizes the activity of accrued returns and other sales allowances:

		Other		Total Accrued
		Sales		Returns and Other
	Returns	Allowances		Sales Allowances

Balance at June 30, 2003	3,000	649		3,649
Provision made to sales during the period	3,303	7,396	(a)	10,699
Payments/credits	(2,681)	(4,713	)(a)	(7,394)

Balance at June 30, 2004	3,622	3,332		6,954
Assumed liability for Humibid returns	3,000	—		3,000
Provision made to sales during the period	486	6,648		7,134
Provision/(benefit) related to sales made during prior periods	1,217	(1,045)		172
Payments/credits	(2,441)	(4,872)		(7,313)

Balance at June 30, 2005	$5,884	$4,063		$9,947

(a)	Includes approximately $1.0 million related to a retroactive 32% price reduction that was announced and completed during fiscal year 2004.
      Product Returns. Our products generally have a 24-month expiration period and our policy is to accept returns for expired product up to 12 months after the expiration date. At June 30, 2005, product returns liability included $5.5 million for products and formulations that we currently do not market (AlleRxtm, Aquatab and Humibid). In connection with the acquisition of the Humibid trademark, we assumed an estimated liability of $3.0 million for product returns.
      Included in the $5.5 million liability is approximately $963,000 associated with the first $1.0 million of returned AlleRxtm product that we are contractually obligated to assume in accordance with the settlement agreement with Cornerstone as discussed under “Commitments and Contractual Obligations”. Based upon internal records and industry data, we believe that approximately $5.8 million exists in the sales channel for Aquatab and Humibid OTC. The entire $5.8 million could potentially be returned by our customers to us for credit. However, based upon recent consumer consumption data as reported by IRI, IMS Health and our estimates of the remaining expiration life of such products in the channel, we believe that approximately $0.9 million of the $5.8 million will ultimately be purchased by consumers and $358,000 will be covered by Cornerstone in accordance with the settlement agreement discussed under “Commitments and Contractual Obligations”. Therefore, our accrued liability for returns of products that we currently do not market is approximately $5.5 million at June 30, 2005. Based on the above, our estimated return rate is 85% for product in the sales channel. In establishing this estimate, we analyze consumer purchase trends by product for the most recent two quarters and compare such trends to actual product returns during the same periods. Based upon these trends, we adjust our estimates of the amount of product that will ultimately be returned for credit. We believe that our estimates are reasonable and changes, if any, from those estimates would be within the range of 10%. If actual consumer purchases varied from our $0.9 million estimate at June 30, 2005 by 10%, our income before taxes would be impacted by $90,000. Subsequent to June 30, 2005, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. We are currently evaluating whether we are responsible for these returns under the settlement agreement with Cornerstone. We believe we are not liable under the agreement; however, an obligation to accept these returns would result in an additional charge to pretax earnings of up to $3.6 million.
      For products that we currently market (Mucinex SE and Mucinex DM) at June 30, 2005, our liability for product returns is approximately $0.4 million. As compared to products and formulations that we currently do not market, our estimates for return of currently marketed products is significantly lower. Such estimates are based upon retail and non-retail sales data as reported by IRI and IMS Health, our estimates of the amount of product in the sales channel, historical and recent returns activity, and the fact that we were on back-order for Mucinex SE and Mucinex DM at June 30, 2005. The IRI data provides weekly retail unit sales by stock keeping units, or SKUs, on a national basis. IMS Health data provides aggregate weekly prescriptions and tablet information, which is not specific by SKU. Based upon internal records and industry data, we believe that approximately $18.8 million of Mucinex SE and Mucinex DM exists in the sales channel at June 30, 2005. The entire $18.8 million could potentially be returned by our customers to us for credit. However, based upon recent consumer consumption data as reported by IRI and IMS Health, low levels of Mucinex SE and Mucinex DM returns historically, current sales order levels, estimated expiration life of the product in the sales channel and the fact that we were on backorder for both products at June 30, 2005, we estimate that approximately $18.4 million will ultimately be purchased by consumers. Therefore, our liability for product returns for Mucinex SE and Mucinex DM is approximately $0.4 million at June 30, 2005. Based on the above, our estimated return rate for product in the sales channel is 2%. Based upon industry information, we believe that the product returns for marketed products similar to ours range between 1% and 3% of sales. Considering our historical low rate of returns for Mucinex SE and Mucinex DM, we believe that a range of 1% to 3% is a reasonable range of what may ultimately be returned. If our actual returns of currently marketed products vary from the 2% estimated return rate and results in either a 1% or 3% return rate, our income before taxes could increase or decrease by up to $188,000.
      Chargebacks. Chargebacks represent the difference between our published selling price per unit and the contractual prices under government contracts.
      Sales of our products to our customers are generally based on our published list price. Some of our customers sell our products to certain government agencies that are entitled to a discount from our published list price, which has historically approximated 26%. At the time we sell our product to our customers, we estimate the amount that they will sell to their customers who are entitled to a discount (or chargeback) pursuant to a government agency contract.
      At June 30, 2005, the chargeback liability did not increase in proportion to the increase in sales activity. We believe that our increase in sales volume has not been attributed to government purchases but rather is a result of retail consumer demand largely driven by our consumer advertising campaign. Therefore, chargebacks have become a lower percentage of our total sales during the year ended June 30, 2005. Our liability for chargebacks relies primarily on two estimates. The most significant of those estimates involves the lag time between the date we ship product to our customer and the date the chargeback is presented to us for credit. This lag factor represents the amount of time it will take for the chargeback to be presented to us, thus impacting the estimated total sales used to determine the chargeback liability. This lag factor varies by customer and depends upon individual customers’ buying patterns and inventory holding patterns, which can fluctuate from quarter to quarter due to seasonality or other customer factors. The other estimate relates to the percentage of product sales that will ultimately be subject to chargeback. This percentage also varies by customer. Since we believe the lag factor is the most significant of the estimates, we evaluate the range of possible outcomes at each balance sheet date by performing analyses that considers changes to the lag factor in one month increments. If our estimates of the lag factor at June 30, 2005 varied by one month from actual future results, our income before taxes would be impacted by approximately $345,000.
      Rebates and Other Sales Allowances. We offer mail-in and point-of-sale rebates to retail consumers, rebates to certain states covering Mucinex under their Medicaid programs, and other sales allowances. The liability for rebates is based upon historical and current rebate redemption and utilization rates. For mail-in and point-of-sales rebates we utilize third party processing companies. Such companies have experience in predicting rebate redemption rates based upon the value of the rebate in relation to the retail purchase price of the product. Other sales allowances include expected customer deductions for shortages and damages and product royalties, which amounts are not material. Considering the multiple of estimates made by us, as well as estimates prepared by third party companies that are necessary in evaluating the required liability balance for the various activities within this consolidated account, we believe that this liability account could fluctuate by up to 20%. Therefore, if actual future results varied within a range of

20% from our June 30, 2005 balance of $1.6 million, our income before taxes would be impacted by up to $318,000.
      Cash Discounts. Our standard invoice terms are 2%, net 30 days. Based upon historical experience, we estimate that customer cash discounts will approximate 2% of our current accounts receivable balance.
      Trade Promotions. During fiscal year 2004, we began offering industry-standard trade promotion allowances to our trade customers. Currently, our trade promotion allowances approximate 4% of our published selling prices for Mucinex SE and Mucinex DM. Based upon our historical experience, we believe that this rate is appropriate for estimating this accrued liability. As a result of the increase in sales volume during the year ended June 30, 2005, the valuation allowance against our accounts receivable balance has increased.
      Cardinal Health Profit Share. In April 2004, we sold substantially all of our manufacturing assets, raw materials and in-process inventory located in Fort Worth, Texas to Cardinal Health. Pursuant to our supply agreement with Cardinal Health, Cardinal Health manufactures and supplies all of our existing drug products. Under this supply agreement, Cardinal Health is required to segregate direct manufacturing costs from indirect manufacturing costs. As finished goods are completed and shipped to a warehouse we designate, Cardinal Health bills us for the actual direct manufacturing costs incurred plus a mark-up. This mark-up is merely provided for interim billing and cash flow purposes and the actual amount payable to Cardinal Health is calculated at the end of each calendar quarter under a profit sharing formula. Profit for this purpose is calculated as net sales less the actual direct manufacturing cost of products sold during the calendar quarter and less freight and other logistics costs. The resulting profit is subject to profit sharing rates that decline as the total value of this profit increases. At the end of each calendar quarter, a reconciliation is completed and a billing adjustment is made to the extent that the actual profit share differs from the total mark-up paid to Cardinal Health during the calendar quarter.
      The accounting policy with regard to this arrangement is to record the actual direct manufacturing cost and the effective profit share amount as inventory, as that is our final cost to purchase the inventory. The difference between the billed mark-up and the effective profit share amount is reflected on the balance sheet as a receivable from or payable to Cardinal Health. At June 30, 2005, we have a receivable remaining from Cardinal Health of $451,000 as a result of the mark-up billed by Cardinal Health exceeding the March 31, 2006 contract year effective profit share amount. In addition, we have a remaining receivable of $2.6 million due from Cardinal Health related to the contract year ended March 31, 2005 that Cardinal Health pays in monthly installments through October 2005.
      The receivable balances at June 30, 2005 for each of the contract years are calculated as follows:

	Contract Year Ended	Contract Year Ended
	March 31, 2005	March 31, 2006

	(In millions)
Total profit share payments to Cardinal Health	$13.4	$3.4
Profit share earned by Cardinal Health — FY 2004(1)	1.4	—
Profit share earned by Cardinal Health — FY 2005(1)	7.6	1.9
Profit share included in ending inventory(2)	0.5	1.0

Excess profit share payments made to Cardinal Health	3.9	0.5

Payments made by Cardinal	(1.3)	—

Balance due from Cardinal June 30, 2005(3)	$2.6	$0.5

(1)	Earned profit share is included in cost of goods sold. For the 2005 contract year, the actual profit share amount was used. For the 2006 contract year, the estimated effective profit share was used to record the profit share earned for the fourth quarter of fiscal year 2005.

(2)	Amounts included in ending inventory at March 31, 2005 for 2005 contract year and as of June 30, 2005 for 2006 contract year.

(3)	Excess profit share payments are included in prepaid expenses and other assets at June 30, 2005.
      Each month, as product is sold, the actual direct manufacturing cost plus an estimate of the profit share amount earned by Cardinal Health is charged to cost of sales. The estimated profit share amount considers for each contract year (i) our projected net product sales and gross profit, (ii) the projected profit share and (iii) the contractual minimum profit share amount.
      Assuming our net sales per unit and the actual direct manufacturing cost per unit are constant during the contract year, an increase in unit sales will result in a lower effective profit share amount per unit for the contract year. Conversely, if unit sales are lower than our initial estimates, the effective profit share per unit increases. At each contract year-end (March 31), a final reconciliation is performed and estimates are adjusted to the actual results.
      Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Our net deferred tax assets relate primarily to net operating loss carryforwards, or NOL, research credits and sales reserves. In assessing the reliability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax items are deductible. In addition, Internal Revenue Code Sections 382 and 383 contain provisions that may limit the NOL available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. During fiscal year 2004, we utilized approximately 50% of our NOLs. Given this utilization, as well as projections for taxable income during fiscal 2005, the entire valuation allowance was reversed at June 30, 2004. NOLs were approximately $8.4 million at June 30, 2005 and will expire between fiscal 2013 and 2018.
      We are in the process of determining the tax impact of the American Jobs Creation Act of 2004.
      Stock-Based Compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 123, for stock-based employee compensation. We use the graded-vesting methodology to record the stock-based compensation expense over the vesting period, which generally ranges from three to five years. This methodology results in a greater amount of expense recognized towards the beginning of the vesting period as opposed to the straight-line method. Because subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of our stock options.
      We currently account for our stock-based compensation using the minimum value method as permitted for nonpublic companies under SFAS 123. After our initial public offering, however, we are no longer considered “nonpublic” and must consider a volatility assumption in our calculation of fair value. Since we do not have much history on volatility to support our estimate of future volatility, we will use a combination of peer companies in our industry with similar business cycles. We will use this volatility assumption on options granted on or after July 20, 2005. The addition of this assumption will materially increase the fair value of future options grants. We have not yet determined the volatility assumption to be used on future grants.
      Accretion of Preferred Stock. We adjust the carrying value of our Series A redeemable convertible preferred stock, or Series A Preferred Stock, our Series B redeemable convertible preferred stock, or Series B Preferred Stock, and our Series C redeemable convertible preferred stock, or Series C Preferred Stock, to redemption value. For Series A and Series B Preferred Stock, redemption value equals fair value.

For Series C Preferred Stock, redemption value equals the greater of 200% of the original per share purchase price or fair value. All classes of preferred stock are redeemable at the option of the holder on specified dates. Accretion of Series C Preferred Stock up to liquidation value is recorded as a reduction of net income applicable to common stockholders. To the extent that the fair value is greater than the accreted liquidation value at the balance sheet date, the preferred stock is adjusted to reflect the fair market value with the offset charged to accumulated deficit in stockholders’ equity and reflects a reduction of net income applicable to common stockholders. Upon the closing of our initial public offering, our redeemable convertible preferred stock automatically converted into shares of common stock and, as a result, no further accretion will occur and the preferred stock amount will be credited to common stock and additional paid-in capital.
      We incurred approximately $870,000 and $1.2 million of issuance costs in connection with the issuance of Series A and B Preferred Stock, respectively. Such costs have been recorded as a reduction of the carrying amount of the preferred stock and are being accreted through a charge to accumulated deficit up to the original redemption date, using the effective interest method and are included in net income applicable to common stockholders. There were no issuance costs associated with the Series C Preferred Stock.
      Significant Factors, Assumptions and Methodologies Used in Determining Fair Value. Determining fair value of our stock requires making complex and subjective judgments. During the 12-months ended June 30, 2005, we granted 486,311 options with an exercise price ranging from $3.02 to $11.40 with the deemed fair value of the underlying common stock equal to the exercise price. Although we did not obtain valuations by an unrelated valuation specialist, management performed, and our board of directors approved, contemporaneous estimates of the fair value of our common stock. Management’s valuations considered a number of factors including:

•	Trailing 12 month sales;

•	Key milestones;

•	Comparable company and industry analysis;

•	Third party preferred stock investments and the impact of those investments on the common stock value;

•	Third party offer to acquire the business; and

•	Anticipated initial public offering price per share and the timing of the initial public offering.
      These valuations are based on a number of estimates and assumptions and the adjustment of any of the factors could result in an estimate of fair value that would be materially different than the one we determined.
Operating Expenses
      Product Development. Our product development expenses have historically consisted of formulation and analytical development work with existing and well established drugs and pharmaceutical ingredients, the development of scale-up and manufacturing data and stability programs, human pharmacokinetic studies to establish bioavailability and bioequivalence data for our products versus reference drugs, as well as the preparation and filing of NDAs.
      Generally, our formulation, chemistry and analytical manufacturing controls and stability work has been performed utilizing our own employees and since April 2004, in cooperation with Cardinal Health. Product development expenses include salary and benefits, raw materials and supplies, facilities, depreciation, and other allocated expenses associated with the performance of the above work and functions. Pharmacokinetic studies, clinical trials and certain support functions in preparing protocols, reports and other regulatory documents are performed by scientific consultants and third party contract research organizations.

      Selling, Marketing and Administrative. Selling, marketing and administrative expenses include professional sales and marketing, consumer marketing, trade sales and distribution activities, and administrative expenses.
      Our professional selling and marketing expenses are comprised primarily of (i) our professional sales representatives and the related management function, which includes salary, commission, benefits (including stock-based compensation), and business related expenses, (ii) physician samples, (iii) sales force training, (iv) sales force information technology, and (v) market research and advertising agency costs.
      Our consumer marketing expenses are comprised of costs related to (i) media, including television, radio and print advertising, (ii) market research, (iii) website operations, (iv) commercial production, and (v) internal management personnel. Substantially all of the costs associated with our consumer marketing expenses are paid to an outside advertising agency.
      Our trade sales and distribution expenses are primarily comprised of costs associated with our national and regional trade sales personnel and their related territory operations and outsourced warehouse and shipping operations paid to Cardinal Health.
      Administrative expenses include salaries and benefits (including stock-based compensation), professional fees and facility costs. We estimate that our administrative expenses will increase to support our growing development, sales and marketing efforts. We also expect to incur additional costs associated with operating as a public company.
Results of Operations

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004
      Net Sales. Net sales increased by $98.9 million to $160.2 million for the year ended June 30, 2005, as compared to $61.3 million for the year ended June 30, 2004. The increase in net sales during the year is primarily due to (i) Mucinex SE’s status as being the exclusive long-acting, single-ingredient guaifenesin product available in the United States for the full fiscal year 2005, as compared to only seven months during the year ended June 30, 2004, (ii) the launch of our consumer advertising campaign in November 2004 and (iii) the launch of Mucinex DM, which was partially offset by a reduction in other product sales. Other products consist of the AlleRxtm and Aquatab product lines, which were discontinued in February 2005 and August 2004, respectively. Net sales during the year ended June 30, 2005 approximated 90% of gross sales as compared to approximately 82% for the year ended June 30, 2004. The favorable increase in net sales as a percentage of gross sales is a result of lower product return rates for Mucinex SE and Mucinex DM and a lower percentage of sales being subject to chargebacks.
      In August 2004, we discontinued the manufacture and sale of our Aquatab product lines to focus on building the Mucinex brand. In February 2005, we acquired the Humibid trademark and transferred our AlleRxtm product line in exchange for the Humibid name. We believe the Humibid name is more in line with our growth strategy than the AlleRxtm product line.
      The following table sets forth our net sales for the year ended June 30, 2005 and June 30, 2004:

	Year Ended June 30,
			Increase/
Product	2005	2004	(Decrease)

	(In thousands)
Mucinex SE	$117,369	$52,863	$64,506
Mucinex DM	38,278	—	38,278
Other products	4,563	8,432	(3,869)

Net Sales	$160,210	$61,295	$98,915

      Cost of Goods Sold. Cost of goods sold increased $19.2 million to $31.1 million for the year ended June 30, 2005, as compared to $11.9 million for the year ended June 30, 2004. Cost of goods sold increased in dollar terms primarily as a result of the increase in Mucinex SE sales and the launch of Mucinex DM. As a percentage of net sales, cost of goods sold during the year ended June 30, 2005 and 2004 remained consistent at approximately 19.4%. For the year ended June 30, 2005, cost of goods sold includes $9.5 million of profit share earned by Cardinal Health, which was partially offset by volume-related manufacturing cost reductions. For the year ended June 30, 2004, cost of goods sold includes $1.4 million of profit share, as the agreement with Cardinal Health started April 1, 2004.
      Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased $54.7 million to $78.0 million for the year ended June 30, 2005, as compared to $23.3 million for the year ended June 30, 2004. The increase during the year ended June 30, 2005 is primarily due to (i) approximately $28.2 million of spending on the consumer advertising campaign, (ii) approximately $3.0 million of additional expense related to distribution and shipping on the increased volume, (iii) approximately $16.5 million associated with various sales and marketing programs such as the hiring of 50 additional sales representatives in December 2004, professional marketing and market research expenses, expansion of the trade sales department, sales training and meetings, and implementation of a sales force automation system for our 100-person sales force, and (iv) $7.0 million of incremental general and administrative expenses primarily related to new headcount, information technology, $900,000 relating to the write off of an intangible asset as of June 30, 2005 and an additional discretionary performance bonus of $4.1 million. Stock-based compensation is reflected within selling, marketing and administrative expenses, and decreased by $209,000 to $477,000 for the year ended June 30, 2005, as compared to $686,000 reported during the year ended June 30, 2004. The decrease is primarily due to a lower number of stock options granted during the year ended June 30, 2005, as compared to the same period ended June 30, 2004.
      In July 2005, we decided not to go forward with the development and license agreement with Pharmaceutical Design L.L.C., or PD. To terminate this agreement, we paid $500,000, which we will expense to selling, marketing and administrative expenses in July 2005. In addition, we wrote-off the related intangible asset with a net book value of $900,000 to selling, marketing and administrative expenses as of June 30, 2005.
      Product Development. Product development expenses increased by $4.2 million to $7.4 million during the year ended June 30, 2005, as compared to $3.2 million for the year ended June 30, 2004. The increase for the year ended June 30, 2005 is primarily attributable to continued development of our Mucinex line extensions and other development projects, including $1.3 million spent on erdosteine.
      Interest Expense. Interest expense decreased by $3.3 million to $101,000 during the year ended June 30, 2005, as compared to $3.4 million for the year ended June 30, 2004. The decrease in interest expense is a result of our 8% Convertible Secured Promissory Notes due 2005, or the 8% Convertible Notes, being converted into our Series C Preferred Stock on June 30, 2004. The 8% Convertible Notes earned interest at the rate of 8% annually and also required us to record non-cash interest expense for the beneficial conversion feature and the warrants to purchase common stock that were granted in connection with the issuance of the 8% Convertible Notes.
      Interest Income. Interest income increased $685,000 to $890,000 during the year ended June 30, 2005, as compared to $205,000 for the year ended June 30, 2004. The increase during the year ended June 30, 2005 is primarily due to our monthly average cash balance of approximately $43.0 million during the year ended June 30, 2005, as compared to approximately $22.0 million during the year ended June 30, 2004, coupled with higher interest rates.
      Income Taxes. Income tax expense for the year ended June 30, 2005 was $17.4 million. We had an income tax benefit of $16.1 million for the year ended June 30, 2004. Our effective tax rate for the year ended June 30, 2005 was 39.2% compared to an income tax benefit of (81.8%) for the year ended June 30, 2004. At June 30, 2004, after having achieved three consecutive quarters of before-tax profit and based on financial projections for fiscal year 2005, the valuation allowance that offset our deferred tax asset was eliminated. At June 30, 2005, we had approximately $8.4 million of NOL carryforwards that are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code.
      Accretion of Preferred Stock. Accretion of our redeemable convertible preferred stock for the year ended June 30, 2005 was $202.6 million, as compared to $28.1 million for the year ended June 30, 2004. The $174.5 million increase in the year ended June 30, 2005 reflects the adjustment to accrete the redeemable convertible preferred stock to fair value. Upon the closing of our initial public offering, our redeemable convertible preferred stock was converted into shares of common stock and, as a result, no further accretion will be recorded.
      Dividend Paid to Preferred Stockholders. There was a $45.0 million dividend paid on our common stock, of which $30.0 million was paid to preferred stockholders on an “as converted” to common basis and is reflected as a reduction of net income applicable to common stockholders.

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003
      Net Sales. Net sales increased by $47.3 million to $61.3 million during the fiscal year ended June 30, 2004, as compared to $14.0 million during the fiscal year ended June 30, 2003. During fiscal year 2004, Mucinex SE net sales increased approximately $48.4 million to $52.9 million primarily as a result of our exclusive market position in the long-acting, single-ingredient guaifenesin market and the promotional efforts of our professional sales force. Our other products, which we discontinued, decreased primarily as a result of our former Aquatab product line being negatively impacted by generic competition. Net sales during the fiscal year ended June 30, 2004 approximated 82% of gross sales, as compared to 73% during fiscal year 2003. The favorable increase in net sales percentage during fiscal year 2004 is a result of the increase in Mucinex SE sales that have a significantly lower rate of returns as compared to products sold during fiscal year 2003.
      Cost of Goods Sold. Cost of goods sold increased by $6.7 million to $11.9 million during the fiscal year ended June 30, 2004, as compared to $5.3 million during the fiscal year ended June 30, 2003. The increase in cost of goods sold from fiscal year 2003 to fiscal year 2004 primarily resulted from an increase in our unit sales of Mucinex SE. As a percentage of net sales, cost of goods sold decreased to 20% during the fiscal year ended June 30, 2004, from 37% during the fiscal year ended June 30, 2003, primarily as a result of greater manufacturing efficiencies related to increased production and the lack of a one-time inventory charge of approximately $1.0 million recorded during fiscal year 2003. During fiscal year 2002, we manufactured Mucinex SE inventory in anticipation of the FDA’s removal of the competitive unapproved products. However, as the FDA granted the competitive manufacturers an effective 17-month grace period, allowing them to remain on the market until November 30, 2003, approximately $1.0 million, or approximately 20 million tablets, of Mucinex SE inventory expired and was written off in fiscal 2003. Cost of goods sold includes $1.4 million of profit share earned by Cardinal Health from inception of the agreement on April 1, 2004 through June 30, 2004.
      Selling, Marketing and Administrative. Selling, marketing and administrative expenses were essentially flat at $23.3 million during the fiscal years ended June 30, 2004 and 2003. This result is primarily due to: (i) employing 10 fewer sales representatives during fiscal 2004 as compared to fiscal 2003; (ii) a reduction in Mucinex SE sample expense during fiscal 2004 due to focusing our production efforts on saleable trade product; and (iii) settlement of a lawsuit with CellTech Pharmaceuticals, Inc., or CellTech, during fiscal year 2003. These expense reductions were offset by increases related to: (i) the relocation of our headquarters from Texas to New Jersey during April 2004; (ii) accrued management bonuses due to meeting operating objectives; and (iii) increased headcount in administration and trade sales departments. Stock-based compensation is reflected within selling, marketing and administrative expenses and decreased by $194,000, or 22%, to $686,000 for the fiscal year ended June 30, 2004, as compared to $880,000 for the fiscal year 2003. This decrease is primarily due to the reduction in the minimum value per option used in calculating the stock compensation expense for fiscal 2004.
      Product Development. Product development expenses decreased $1.4 million, or 30%, to $3.2 million during the fiscal year ended June 30, 2004, as compared to $4.5 million for the fiscal year ended June 30,

2003. This decrease is primarily the result of a reduction in expenses associated with the later stages of development for Mucinex D and Mucinex DM during fiscal 2004, as compared to the completion of the clinical costs and NDA preparation costs for such products during fiscal 2003.
      Interest Expense. Interest expense decreased by $198,000, or 5%, to $3.4 million during the fiscal year ended June 30, 2004, as compared to $3.6 million for the fiscal year ended June 30, 2003. Fiscal year 2004 interest expense included approximately $1.7 million of stated interest related to the 8% Convertible Notes that were converted to Series C Preferred Stock on June 30, 2004 and approximately $1.4 million of non-cash debt discount amortization related to the beneficial conversion feature and the warrants to purchase common stock that were issued in connection with the 8% Convertible Notes. Fiscal year 2003 interest expense was comprised of approximately $340,000 of stated interest related to the 8% Convertible Notes and our 10% Convertible Promissory Notes due 2003, or the Bridge Notes, and approximately $3.2 million of non-cash debt discount amortization related to the warrants issued to purchase common stock in connection with the Bridge Notes and the 8% Convertible Notes.
      Interest Income. Interest income increased by $176,000 to $205,000 for the fiscal year ended June 30, 2004, as compared to $29,000 for the fiscal year ended June 30, 2003. This increase is primarily a result of our average cash balance increasing by approximately $18.1 million to approximately $26.4 million during fiscal year 2004, as compared to $8.3 million during fiscal year 2003. Our average cash balance increased primarily as a result of the funding under the 8% Convertible Notes between May and August 2003 as well as our improved profitability during fiscal year 2004, as compared to a net loss in fiscal year 2003.
      Income Taxes. Income tax benefit for the fiscal year ended June 30, 2004 was approximately $16.1 million and resulted in an effective income tax rate of (81.8%). At June 30, 2004, after having achieved three consecutive quarters of before-tax profit and based on financial projections for fiscal year 2005, the valuation allowance that offset our deferred tax asset was eliminated. At June 30, 2004, our NOL of approximately $25.7 million was subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code. At June 30, 2003, we had a NOL of approximately $51.7 million.
      Accretion of Preferred Stock. Accretion of our redeemable convertible preferred stock for the year ended June 30, 2004 was $28.1 million, as compared to a reversal of accretion of $8.2 million for the year ended June 30, 2003. The $36.3 million increase in the year ended June 30, 2004 reflects the adjustment to accrete the redeemable convertible preferred stock to fair value. Upon the closing of our initial public offering, our redeemable convertible preferred stock was converted into shares of common stock and, as a result, no further accretion will occur.
Liquidity and Capital Resources
      From inception through June 30, 2005, we financed our operations primarily through the net proceeds from private placements of common stock, redeemable convertible preferred stock, notes convertible into redeemable convertible preferred stock, a revolving bank line of credit, and cash generated from our product sales. Total funding we received under sales of equity securities and convertible notes, from inception to June 30, 2005, totaled approximately $82.3 million. Beginning with the quarter ended December 31, 2003, we have reported positive before tax profit in each quarter.
      As of June 30, 2005, we had approximately $24.7 million of cash and cash equivalents and working capital of $32.7 million, which includes a current deferred tax asset of $5.5 million related primarily to the future benefit of our sales reserves and net operating losses for tax purposes.
      On June 2, 2005, our board of directors declared a cash dividend totaling $45.0 million on shares of our common stock and shares of our preferred stock on an “as converted” basis (in accordance with our Certificate of Designations, Rights and Preferences of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Certificate of Incorporation).

On June 2, 2005, the requisite number of stockholders approved such dividend. The record date for the dividend was June 17, 2005. We paid the dividend on June 22, 2005.
      In addition to the equity funding described above, we also had access to a revolving line of credit with Silicon Valley Bank that ranged from $3.0 million to $5.0 million between 2001 and November 2004. As of December 31, 2004, our revolving line of credit with Silicon Valley Bank had expired. We have not had any outstanding balances under the revolving line of credit since May 2003. We are currently evaluating our need for a line of credit.
      Purchases of our finished product inventory from Cardinal Health are paid at an amount equal to Cardinal Health’s actual manufacturing cost plus a mark-up. The mark-up payments to Cardinal Health are trued up each March 31st to the actual profit share amount. Cardinal Health refunds any excess of the mark-up payments over the actual profit share amount to us. Conversely, if the actual profit share amount exceeds the payments we made to Cardinal Health during the contract year, we pay the shortfall to Cardinal Health. For the first contract year-ended March 31, 2005, our mark-up payments exceeded the actual profit share amount by $3.9 million, of which $2.6 million remains outstanding at June 30, 2005 and is included on the balance sheet under prepaid expenses and other assets. Cardinal Health pays this receivable in monthly installments through October 2005. In addition, we have a receivable of $451,000 as of June 30, 2005, due from Cardinal Health based on the estimated annual effective profit share amount for the contract period ending March 31, 2006. The purpose of the mark-up payments is to provide Cardinal Health with an interim cash flow prior to the actual profit share calculation. The mark-up percentages are defined in the Cardinal Health supply agreement as follows:

Mark-Up
Contract Year Ending	Percentage

March 31, 2005	75%
March 31, 2006	50%
March 31, 2007 through 2015	30%
      Consequently, our liquidity will be impacted on an interim basis by the difference between the stated mark-up percentages per the Cardinal Health supply agreement and the effective mark-up percentage resulting from the contract year-end profit share calculation.
      We expect to increase our selling, marketing and administrative and our product development expenses. We anticipate our selling and marketing expenses to increase as we seek to (i) continue to switch long-acting guaifenesin and combination prescription products into OTC sales of Mucinex products, (ii) expand the market for long-acting guaifenesin and combination products and (iii) increase our share of the OTC cough, cold, allergy, and sinus markets. Therefore, we believe that we may need to increase our number of professional sales representatives beyond the current 100 and increase our consumer advertising spending. We anticipate that our administrative expenses will increase to support our current growth plans and position as a public company. Our product development expenses will likely increase as a result of our current plans to (i) expand the Mucinex product line with OTC and prescription line extensions and (ii) in-license or acquire specialty pharmaceutical respiratory products and trademarks that may require additional development expenditures to achieve FDA marketing approval. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we pursue our product portfolio expansion initiative. Additionally, if sales of our current products continue to increase and/or we increase the number of products in our portfolio, we may need to consider alternative manufacturing capabilities, which may include the acquisition of manufacturing facilities and equipment and participating in capital expenditures under contract manufacturing relationships.
      In July 2005, we completed our initial public offering of 9,142,500 shares of common stock at a price of $17.00 per share. The offering consisted of 6,889,500 newly issued shares sold by us and 2,253,000 shares sold by selling stockholders. The offering generated gross proceeds of approximately $117.0 million. Our common stock began trading on The NASDAQ National Market® under the symbol “ARxT” on July 21, 2005.

      We believe the proceeds from our initial public offering, together with our cash and cash equivalents, will be sufficient to meet our anticipated operating needs for at least the next two years. We continually evaluate new opportunities for late-stage or currently-marketed complementary product candidates and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us or our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.
Cash Flows
      Fiscal year ended June 30, 2005 compared to fiscal year ended June 30, 2004. Net cash provided by operating activities was $25.8 million for both years ended June 30, 2005 and 2004. Increases in accounts receivable and income taxes payments were offset by a reduction to the deferred tax assets combined with a decrease in net income.
      Net cash used in investing activities was $3.8 million for the year ended June 30, 2005 compared to $3.8 million of net cash provided in investing activities for the year ended June 30, 2004. The increase in net cash used in investing activities was primarily for leasehold improvements and information technology equipment installed at our new corporate headquarters located in Chester, New Jersey and the deposit relating to the AlleRxtm transaction. These increases in net cash used were coupled with the non-recurrence of the proceeds from the sale of property, plant and equipment with the sale of our manufacturing facility to Cardinal during fiscal year 2004.
      Net cash used by financing activities was $40.7 million during the year ended June 30, 2005. During the year ended June 30, 2005, net cash used in financing activities included the $45.0 dividend payment, partially offset by the proceeds from the exercise of options and warrants to purchase common stock. Net cash provided by financing activities was $4.4 million during the year ended June 30, 2004. During the year ended June 30, 2004, we received $4.6 million of cash from issuances of the 8% Convertible Notes.
      Fiscal Year ended June 30, 2004 compared to fiscal year ended June 30, 2003. Net cash provided by operations was $25.8 million for the fiscal year ended June 30, 2004, as compared to net cash used in operations of $13.6 million during the fiscal year ended June 30, 2003. The increase in cash provided by operations of $39.4 million was primarily a result of our net income for fiscal 2004 of $35.8 million versus a net loss of $22.6 million during fiscal year 2003. The increase in net income was tempered by the $16.8 million net change in deferred tax assets driven by the reversal of the income tax valuation allowance and the payment of a $2.0 million litigation settlement.
      Net cash provided by investing activities was $3.8 million during the fiscal year ended June 30, 2004, as compared to net cash used by investing activities of $402,000 during the fiscal year ended June 30, 2003. The increase in cash provided by investing activities of $4.2 million was primarily due to the proceeds of $5.6 million during fiscal year 2004 related to the sale of our manufacturing assets to Cardinal Health and was offset by a $1.3 million payment made during fiscal year 2004 related to a license agreement entered into with PD.
      Net cash provided by financing activities was $4.4 million and $16.1 million for the fiscal years ended June 30, 2004 and 2003, respectively. The decrease in net cash provided by financing activities of $11.7 million was primarily due to the sale of $16.3 million of the 8% Convertible Notes during fiscal year 2003, as compared to only $4.6 million during fiscal year 2004.

Commitments and Contractual Obligations
      Our major outstanding contractual obligations relate to operating leases, raw material purchase commitments, minimum profit share payments to Cardinal Health under the Cardinal Health supply agreement, royalty payments on our Mucinex and Humibid products, and payments under consulting agreements with former employees. These contract obligations as of June 30, 2005 are as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating leases(1)	$5,853	$1,354	$1,512	$987	$2,000
Purchase obligations(2)	2,193	1,677	516	—	—
Cardinal Health profit share(3)	3,000	—	3,000	—	—
Royalty payments(4)	4,650	550	1,100	1,000	2,000
Consulting payments(5)	783	783	—	—	—

Total	$16,479	$4,364	$6,128	$1,987	$4,000

(1)	Includes the minimum rental payments for our corporate office building in Chester, New Jersey, office equipment leases and automobile lease payments for the sales force.

(2)	Consists of commitments to purchase raw materials.

(3)	Represents minimum profit share commitments to Cardinal Health under the supply agreement.

(4)	Represents minimum royalty payments to CellTech and Cornerstone.

(5)	Includes payments for consulting arrangements primarily for validation projects.
      In April 2004, we entered into a ten-year supply agreement with Cardinal Health under which Cardinal Health has the exclusive right to manufacture and supply all of our existing and future drug products, unless Cardinal Health is unable to manufacture such products or unable to obtain the means to do so within a reasonable time frame. Under the supply agreement, we are committed to pay Cardinal Health a minimum profit share of $3.0 million each year during the contract years ending March 31, 2006 and 2007. As of June 30, 2005, we exceeded the contract minimum for the contract year ending March 31, 2006. We are considering exercising our option to repurchase the Forth Worth, Texas manufacturing assets and operations back from Cardinal Health and we may use a portion of the proceeds from our initial public offering for such repurchase. We can offer no assurances that we will exercise our option, the timing of such exercise or that such repurchase will be made in accordance with the terms of the option.
      In March 2004, we entered into a development and license agreement with PD, an affiliate of JMED, in which we licensed intellectual property related to potential product candidates that combine our FDA-approved formulations with other readily available respiratory therapeutics in a kit format. Pursuant to this agreement, we paid PD $1.3 million. In July 2005, we elected to terminate this development and license agreement and paid $500,000 to PD. In addition, at June 30, 2005, we wrote off the remaining $900,000 intangible asset balance associated with the PD agreement.
      In December 2004, we entered into an agreement with JMED for the right to assign the AlleRxtm license agreement to Cornerstone and we paid JMED $2.0 million for that right to assign the AlleRxtm license agreement in January 2005. In connection with the PD license agreement, JMED was granted the right to convert its on-going royalty interest in the AlleRxtm product into our common stock in the event of a public offering or change of control. The assignment of the JMED agreement to Cornerstone provided that JMED had the right to exchange its royalty interest for our common stock, as outlined under the PD license agreement. The valuation of the on-going royalty was scheduled to be performed prior to March 31, 2005. The parties have waived the March 31, 2005 deadline and are currently working toward obtaining a valuation. To the extent that the final appraisal exceeds the $2.0 million previously paid, JMED will have the right to convert such excess into our common stock at $17.00 per share. Upon conversion of JMED’s royalty interest into our common stock, we will become the recipient of future royalties earned under the license agreement. If JMED does not elect to convert the excess royalty interest, if any, into our common stock, JMED will continue to collect royalties under the license agreement, and we will be paid 40% of such royalties up to a maximum of $1.0 million. We agreed to guarantee the royalty payments due to JMED from Cornerstone through the date of a change of control or public offering. Subsequent to our initial public offering, we no longer guarantee these payments.
      In February 2005, we entered into an agreement with Cornerstone in which we received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRxtm assets from us. Additionally, the parties released each other from all claims and damages in a lawsuit that we filed against Cornerstone in 2004. As part of this arrangement, we are contractually obligated to assume the financial responsibility for the first $1.0 million of returned AlleRxtm product that was sold by us prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1.0 million of Humibid product returns for the same 18-month period. After the $1.0 million threshold is met, we will have the responsibility for all Humibid product returns whether sold by us or Cornerstone and Cornerstone will bear the same liability for AlleRxtm products. In connection with this agreement, we are obligated to pay to Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005, with an annual minimum royalty payment of $50,000. We have recorded a $3.0 million returns liability in connection with this transaction. Subsequent to June 30, 2005, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. We are currently evaluating whether we are responsible for these returns under the settlement agreement with Cornerstone. We believe we are not liable under the agreement. An obligation to accept such returns would result in an additional charge to pretax earnings of up to $3.6 million.
      In connection with the settlement that we reached with CellTech during April 2004, we agreed to pay to CellTech royalties on sales of our Mucinex products, subject to an annual maximum of $500,000 and an annual minimum of $200,000 until December 31, 2013.
      During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will exit the dextromethorphan manufacturing business. At such time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. However, based upon our recent Mucinex DM sales activity, we believe that as of June 30, 2005, the remaining supply will meet our needs through July 31, 2006. Cardinal Health has made a commitment to the dextromethorphan supplier and is obligated to take delivery of the material over the course of three years beginning in September 2004. We have provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that we will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the material or (ii) six years from the date of the letter agreement. Furthermore, we are actively pursuing alternative sources of material suppliers for dextromethorphan. As of June 30, 2005, the remaining commitment is approximately $2.2 million.
      Cardinal Health obtains all of the guaifenesin for our products from a single supplier, Boehringer Ingelheim. According to Cardinal Health’s agreement with Boehringer Ingelheim, which expires in June 2006, Cardinal Health must purchase all of the guaifenesin used in Mucinex SE and at least 90% of the guaifenesin used in our products produced under all subsequent NDAs.
      In May 2005, we entered into an agreement with Edmond whereby we will develop and commercialize Edmond’s mucoregulator compound erdosteine in the United States. Included in this agreement are various payments due based on the achievement of certain milestones during the development process. In September 2005, we decided to pursue Phase II trials for erdosteine, which triggered a milestone payment due to Edmond of $650,000 and will be paid and expensed in the first quarter of fiscal 2006.

Inflation
      Generally, inflation has not had, and we do not expect it to have, a material impact on net sales or income from continuing operations. However, there can be no assurance that our business will not be affected by inflation in the future.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, to expand and clarify SFAS 123, Accounting for Stock-Based Compensation, in several areas. SFAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. SFAS 123(R) is effective beginning in the first quarter of fiscal 2006. Since we expense stock-based compensation using the fair value based method of accounting as permitted under SFAS 123, we do not expect our consolidated financial statements or results of operations will be materially impacted by SFAS 123(R).
RISK FACTORS THAT MAY AFFECT RESULTS
Risks Relating to Our Business

We depend heavily on the success of our existing products, Mucinex SE and Mucinex DM, and the strength of the Mucinex brand. If we are unable to continue to successfully commercialize our two current products and build the Mucinex brand, our results of operations and future prospects will suffer.
      Mucinex SE and Mucinex DM are currently our only commercial products. Sales of Mucinex SE accounted for approximately 86.2% and 73.3% of our revenue in fiscal 2004 and 2005, respectively. Sales of Mucinex DM accounted for approximately 23.9% of our revenue in fiscal 2005. During the second quarter of fiscal 2006, we intend to launch Mucinex D, a product combining long-acting guaifenesin with pseudoephedrine. We anticipate that in the near term our ability to generate revenues and establish our Mucinex brand will depend largely on the continued success of Mucinex SE and Mucinex DM and the successful commercialization of additional products that utilize the Mucinex brand name. Any failure or delay in our efforts to successfully commercialize our products could have a negative impact on our revenues and ability to execute our business strategy.

We do not have our own manufacturing capability and rely on Cardinal Health to manufacture Mucinex SE and Mucinex DM at a single facility. Pursuant to our agreement with Cardinal Health, we have agreed to use Cardinal Health as the exclusive manufacturer of Mucinex SE and Mucinex DM, as well as additional products we develop. Currently, Cardinal Health is unable to manufacture enough product to meet the demand for Mucinex SE and Mucinex DM. If Cardinal Health continues to fail to meet our requirements, our results of operations may suffer.
      We do not have our own manufacturing capability and currently rely on a single third party, Cardinal Health, to manufacture Mucinex SE, Mucinex DM and future products that we develop. For a ten-year term beginning April 2004, we agreed to use Cardinal Health as the exclusive manufacturer of our current products and all of our future drug products, unless Cardinal Health is unable to manufacture such products or unable to obtain the means to do so within a reasonable timeframe. As a result of this arrangement, we are unable to diversify our manufacturing sources and are vulnerable to any interruptions in our supply from Cardinal Health.
      In addition, Cardinal Health currently manufactures Mucinex SE and Mucinex DM at a single dedicated facility that has been unable to supply sufficient quantities to meet the demand for these products. At September 19, 2005, we had open orders for our products of approximately $4.6 million. We are working with Cardinal Health to obtain the necessary additional manufacturing capacity by having Cardinal Health install additional manufacturing equipment at the existing, dedicated facility and qualifying with the FDA a second Cardinal Health facility to manufacture our products. If we are unable to increase the manufacturing capacity, or unable to obtain the additional capacity on reasonable economic terms, we may not be able to produce our products in sufficient quantities to meet the demand, which could negatively impact our revenues and operating results. The addition of such capacity on unfavorable terms could also affect our revenue and profitability. In addition, any damage to, or disruption at, Cardinal Health’s facility could halt production of our products and materially harm our business.
      We intend to continue to rely on third parties to manufacture our products. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	the possibility that third parties may not comply with the FDA’s cGMP regulations, other regulatory requirements and quality assurance;

•	the possible breach of manufacturing agreements by third parties due to factors beyond our control; and

•	the possibility of termination or nonrenewal of an agreement by a third party, based on their own business priorities, at a time that is costly or inconvenient for us.
      In the event of a supply disruption or a deterioration in our product quality from a third party manufacturer, we would need to rely on alternative manufacturing sources or identify and qualify new manufacturers. We may not be able to identify or qualify such manufacturers in a timely manner, obtain a sufficient allocation of their capacity to meet our requirements or find another manufacturer to provide a suitable source of supply for our products. In addition, alternative vendors must comply with product validation and stability testing, which may involve additional manufacturing expense, or delay in production or regulatory approvals. The consequence of any resulting delays in meeting demand could negatively impact our inventory levels, sales, profitability, and reputation.
      We have the ability under our supply agreement with Cardinal Health to repurchase the Fort Worth, Texas manufacturing assets and operations. We are considering exercising our option to repurchase the manufacturing assets and operations back from Cardinal Health, and we may use a portion of the proceeds from our initial public offering for such repurchase. This repurchase may disrupt supply of our products, would involve a substantial amount of time and money to complete and could distract our senior management from the day-to-day operations of our business. We can offer no assurances that we will exercise our option for such repurchase, the timing of such exercise or that such repurchase will be made in accordance with the terms of the option.

We and Cardinal Health depend on a single supplier for guaifenesin, the active ingredient in our Mucinex product line, who has advised us that it cannot deliver the amount of guaifenesin we have requested in the near term, and our current supplier for dextromethorphan, the additional active ingredient in Mucinex DM, is exiting the business.
      Currently, Cardinal Health obtains all of the guaifenesin for our products, the active ingredient in our Mucinex product line, from a single supplier, Boehringer Ingelheim Chemicals, Inc. According to Cardinal Health’s agreement with Boehringer Ingelheim, which lasts through June 2006, Cardinal Health must purchase from Boehringer Ingelheim all of the guaifenesin used in Mucinex SE and at least 90% of the guaifenesin used in our products produced under all subsequent new drug applications, or NDAs. Under its agreement with Boehringer Ingelheim, Cardinal Health may obtain guaifenesin from a third party supplier if, for any reason, Boehringer Ingelheim discontinues supplying guaifenesin or is unable for three continuous months to supply guaifenesin to Cardinal Health. Once Boehringer Ingelheim regains the ability to supply requested amounts of guaifenesin to Cardinal Health, Cardinal Health must again purchase guaifenesin from Boehringer Ingelheim. Upon written notice, Boehringer Ingelheim is entitled unilaterally to adjust the prices that Cardinal Health pays Boehringer Ingelheim by up to 3%. Cardinal

Health and Boehringer Ingelheim must mutually agree on any price increase above 3%. If Boehringer Ingelheim is unable to increase manufacturing capacity, it will not be able to meet our future demand for guaifenesin, and Boehringer Ingelheim has advised us that in the near term it will not be able to deliver the amount of guaifenesin we have requested. If Boehringer Ingelheim is unable to deliver greater quantities of guaifenesin or we are unable to qualify another supplier of guaifenesin, Cardinal Health will be unable to manufacture sufficient quantities of Mucinex SE and Mucinex DM to meet our requests. Our inability to meet demand for our products would negatively impact our revenues and results of operations.
      The supplier from whom Cardinal Health has historically obtained dextromethorphan, the additional active ingredient in Mucinex DM, reduced their production of dextromethorphan in 2004. Cardinal Health was able to obtain an additional supply of dextromethorphan, which we expect will meet our needs through July 31, 2006. Cardinal Health has not qualified an alternative supplier for dextromethorphan, and if an alternative supplier for dextromethorphan is not qualified prior to the depletion of the existing supply of dextromethorphan, we will not be able to supply Mucinex DM.
      The FDA requires that all manufacturers of pharmaceutical ingredients for sale in, or from, the United States achieve and maintain compliance with the cGMP regulations and guidelines. There are a limited number of manufacturers operating under cGMP regulations that are capable of manufacturing either guaifenesin or dextromethorphan. We do not currently have alternative sources for production of either ingredient, and Cardinal Health has a limited ability to enter into relationships with alternative guaifenesin suppliers without terminating its agreement with Boehringer Ingelheim. Cardinal Health may be unable to utilize alternative manufacturing sources for these ingredients or to obtain such manufacturing on commercially reasonable terms or on a timely basis. Any transfer of Cardinal Health’s sources of supply to other manufacturers will require the satisfaction of various regulatory requirements, which could cause Cardinal Health to experience significant delays in receiving adequate supplies of guaifenesin, dextromethorphan or both. Any delays in the manufacturing process may adversely impact our ability to meet commercial demand on a timely basis, which would negatively impact our revenues, reputation and business strategy.

We cannot ensure that the FDA will enforce removal from the market of the existing prescription long-acting guaifenesin combination products similar to Mucinex DM and Mucinex D, and we cannot ensure that products containing long-acting guaifenesin that are competitive with our products will not be introduced into the OTC market.
      As described more fully under the section entitled “Government Regulation,” following its approval of Mucinex SE, the FDA took enforcement action to remove all existing long-acting, single-ingredient guaifenesin products from the market. We believe that sales of Mucinex SE increased as a result of the FDA’s action and its resulting status as the only drug of its kind to be approved by the FDA for marketing and sale in the United States. The FDA approved Mucinex DM in April 2004 and Mucinex D in June 2004. As of the date of this report, the FDA has not taken any action to remove from the market existing, long-acting guaifenesin and dextromethorphan combination products, which are similar to Mucinex DM, and existing, long-acting guaifenesin and pseudoephedrine combination products, which are similar to Mucinex D. We have no assurance that the FDA will ever undertake this action and we may never achieve the increase in sales we would anticipate if the FDA removed these competing, unapproved products from the market.
      In addition, as described more fully under the section entitled “Government Regulation,” based on our patent position and regulatory requirements, we estimate that the process of developing and obtaining the necessary FDA approvals for competitive long-acting guaifenesin products would take two to three years from the start of this process. However, it is possible that competitors have already begun the process of developing and obtaining FDA approval for products competitive with Mucinex SE or our other products. As a result, we cannot be sure that the effective market exclusivity that we currently enjoy for Mucinex SE, and would enjoy if the FDA removes from the market products similar to Mucinex DM or Mucinex D, will continue for any period of time into the future. If competitive long-acting guaifenesin

OTC products are approved, our growth may be slowed or our results of operations may be adversely affected.

Our products and many of our product candidates rely on guaifenesin, which is an expectorant. If our competitors develop a superior expectorant, our products and our patented technology may be rendered obsolete.
      Guaifenesin is a fundamental component in all of our currently marketed products and many of our product candidates. Guaifenesin and the other active ingredients in our products and product candidates have been used for many years. Our competitors may develop new chemicals or compounds that render guaifenesin, our patented delivery system or our products obsolete. We can offer no assurance that our development efforts will be able to lead or keep pace with discoveries or technological advances that yield superior compounds or products, or that we will recover our investment in our products before any such advancements render them obsolete.

We depend on a limited number of customers for a large portion of our sales and demands made by, or the loss of, one or more of these customers could significantly reduce our margins or sales and adversely affect our business and financial results.
      For fiscal 2005, our top five and top ten customers accounted for an aggregate of approximately 62% and 82% of our gross sales, respectively. CVS, McKesson Corporation, Walgreens, and Wal-Mart each accounted for greater than 10% of our gross sales for fiscal 2005. We expect that in future periods our top five and top ten customers will, in the aggregate, continue to account for a large portion of our sales. In addition, retailers have demanded, and may continue to demand, increased service and other accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. Given the growing trend toward consolidation of retailers, we expect demands by customers and the concentration of our sales in a small number of customers to increase. The loss of one or more of our top customers, any significant decrease in sales to these customers, pricing concessions or other demands made by these customers, or any significant decrease in our retail display space in any of these customers’ stores could reduce our sales and margins and could have a material adverse effect on our business, financial condition and results of operations.

We face substantial competition that may prevent us from maintaining or increasing market share for our existing products and gaining market acceptance of our future products. Our competitors may develop or commercialize products before or more successfully than us.
      Our competitors may develop products that are superior to ours or may more effectively market products that are competitive with ours. We believe that Mucinex SE and Mucinex DM compete primarily with products with strong brand awareness marketed by large pharmaceutical companies such as:

•	Pfizer, Inc. (Sudafed® and Benadryl®);

•	The Procter & Gamble Company (Dayquil® and Nyquil®);

•	McNeil PPC, Inc., an operating company of Johnson & Johnson (Tylenol Cold and Flu® and Motrin Cold and Sinus®);

•	Wyeth (Robitussin®, Dimetapp® and Advil Cold and Sinus®);

•	Novartis AG (Theraflu® and Triaminic®);

•	Schering — Plough Corp. (Claritin®, Coricidin® and Drixoral®); and

•	Bayer AG (Alka Seltzer Plus Cold® and Aleve Cold and Sinus®).
      We also face substantial competition from companies that market private label brands to our largest customers, which are typically sold at lower prices than our products. While some of these private label brand companies market immediate-release guaifenesin in tablet form, we believe there are no private label brand equivalents to any of our Mucinex products.
      With respect to all of our existing and future drug products, regardless of whether such products are sold by prescription or OTC, we will compete with companies working to develop products and technologies that are more effective, safer or less costly than our products and technologies. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than us, have larger or more skilled sales forces to promote their products and develop more comprehensive protection for their technologies. Many of these competitors have substantially greater financial, technical and human resources than we do. Moreover, additional mergers and acquisitions in the pharmaceutical industry may result in our competitors having an even greater concentration of resources. We may not be able to maintain market acceptance of our products or successfully introduce new products if our competitors develop different or more advanced products, bring such products to market before we do or market their products more effectively in the OTC and prescription markets.
      With respect to our Mucinex SE, Mucinex DM and our other future OTC products, we also compete for brand recognition and product availability at retail stores. In addition, we compete with our competitors on price. Advertising, promotion, merchandising, packaging, and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. The large pharmaceutical companies we compete against in the OTC market have considerably greater financial resources than we do and likely spend more on trade promotions and advertising. These competitors also likely benefit from greater purchasing power, stronger vendor relationships and broader distribution channels.
      Sales of our products also affect in-store position, wall display space and inventory levels in retail outlets. We have not been able to supply sufficient quantities of Mucinex SE and Mucinex DM to meet retail demand in recent months. If we are not able to improve inventory levels of Mucinex SE or Mucinex DM, maintain or improve in-store positioning of our products in retail stores, conduct effective advertising campaigns and other consumer and professional promotional programs, or maintain distribution and supply arrangements on competitive terms, we risk losing market share to our competitors in the OTC market.

We have generated net income for a short time and may not generate net income in the future.
      We have generated net income for only seven consecutive quarters, and the fiscal years ended June 30, 2004 and 2005 are the only years we have shown net income. Our ability to maintain profitability depends on our ability to generate revenue from existing products and our ability to successfully develop, obtain regulatory approval for, manufacture, and commercialize our product candidates. Because of the numerous risks and uncertainties associated with our business, we can offer no assurance that we will continue to be profitable.

Adverse publicity associated with us or our products could have a material adverse effect on us.
      We are highly dependent upon consumer perceptions of us, the Mucinex brand and the safety and quality of our products. We could be adversely affected if we or the Mucinex brand is subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers. Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from consumers’ use or misuse of our products, or any similar products distributed by other companies, could have a material adverse impact on our results of operations.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.
      Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of drugs and related products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of those products. Although we maintain general liability and product liability insurance in an amount that we believe is reasonably adequate to insulate us from potential claims, this insurance may not fully cover potential liabilities. In addition, our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business.

If we fail to obtain an adequate level of reimbursement for our products by Medicaid, our business may be adversely affected. Additionally, many state Medicaid programs do not cover the costs of our products and we cannot ensure that any Medicaid programs will continue to reimburse us for our products.
      The availability and levels of reimbursement by Medicaid affect the market for both our current and future products. Medicaid continually attempts to contain or reduce the costs of healthcare by challenging the prices charged for pharmaceuticals. For example, we are obligated to provide rebates to the state Medicaid programs on sales of our products to Medicaid beneficiaries. We expect to experience pricing pressures in connection with the sale of our current and future products due to potential increases in rebates and other downward trends in reimbursement aimed at reducing healthcare costs and legislative proposals.
      Medicaid does not generally cover the costs of OTC products. Twenty-four state programs, however, have covered, and continue to cover, the cost of Mucinex SE, while 18 state Medicaid programs have and continue to cover the cost of Mucinex DM. There is no assurance that any Medicaid program will cover any of our new products or will continue to cover our current products.

Seasonal fluctuations in demand for our current Mucinex products may cause our operating results to vary significantly from quarter to quarter.
      We expect retail demand for our products to be higher between October 1 and March 31 due to the prevalence of cough, cold and flu. As a result, our shipments, and therefore revenues, are expected to be higher between July 1 and March 31 to support the retail demand through that season. We generally expect our revenues during the quarter ended June 30 to be lower than the other quarters. In addition, fluctuations in the severity of the annual cough, cold and flu season may cause our operating results to vary from year to year. Due to these seasonal fluctuations in demand, our operating results in any particular quarter may not be indicative of the results for any other quarter or for the entire year.
Risks Related to Product Development

We may not be successful in our efforts to expand our portfolio of products.
      We intend to expand our portfolio of products by:

•	developing and commercializing line extensions of Mucinex by combining long-acting guaifenesin with other ingredients to address various respiratory conditions;

•	developing and commercializing prescription products to address additional segments of the respiratory market using our platform technology for extended-release guaifenesin; and

•	acquiring or in-licensing additional technologies and additional pharmaceutical products or product candidates in the respiratory therapeutics market.
      Our failure to expand our portfolio of products in both the prescription and OTC respiratory therapeutic markets, or any unexpected delays in launching new products, will impair our ability to execute our growth strategy, which will negatively affect our financial position and results of operations.

We intend to conduct clinical trials on product candidates we develop or acquire in the future, which will be costly, take years to complete and may not ultimately be successful.
      As part of our business strategy, we intend to pursue product candidates that must undergo preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and, because we do not have the ability to conduct our own clinical trials, we will hire third parties to run the trials, which will lessen our control over the process. Clinical trials may take several years to complete and may not be successful. The commencement and completion of clinical trials may be delayed by many factors, including:

•	our inability to obtain materials sufficient for use in preclinical studies and clinical trials;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	inability to demonstrate effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; or

•	varying interpretation of data by the FDA.
      Although we have not been required to conduct extensive clinical trials to obtain FDA approval of our existing products, we expect that many of our future product candidates may require extensive clinical trials. We may not successfully complete clinical trials for our product candidates. Accordingly, we may not receive the regulatory approvals needed to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay or prevent the commercialization of such product candidates, which could negatively impact our financial position.
Regulatory Risks

Products approved for marketing remain subject to regulation. Complying with such regulation can be costly, and failure to comply could result in a loss of approvals or suspension of product sales.
      We are subject to extensive regulation by the FDA and, to a lesser extent, by other applicable federal agencies, such as the Consumer Product Safety Commission, the Drug Enforcement Administration, the Federal Trade Commission, or FTC, the Environmental Protection Agency, and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and rules regulate the testing, manufacture, packaging, labeling, storage, record keeping, promotion, distribution, and sale of our products. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could materially and adversely affect our operating results or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect our revenue and the marketing of our products.
      In accordance with the Federal Food, Drug and Cosmetic Act and FDA regulations, the manufacturing processes of our third party manufacturers must also comply with cGMP. The FDA inspects the facilities of our third party manufacturers periodically to determine if our third party manufacturers are complying with cGMP. The FDA may implement additional regulations with which we would have to comply, which would increase our expenses.

      Additionally, if we or our third party manufacturers fail to comply with federal or state regulations, we could be required to:

•	suspend manufacturing operations;

•	change product formulations;

•	suspend the sale of products with non-complying specifications;

•	initiate product recalls; or

•	change product labeling, packaging or advertising or take other corrective action.
Any of these actions could materially and adversely affect our financial results.
      Further, our failure to comply with the FDA, FTC or state regulations relating to our product claims and advertising may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect our marketing strategy and product sales.

We may not be able to obtain marketing approval for any of the products resulting from our development efforts and failure to obtain these approvals could materially harm our business.
      All new medicines must be approved by the FDA before they can be marketed and sold in the United States. Successfully completing extensive clinical trials and demonstrating manufacturing capability is typically required to obtain FDA approval, as described more fully under “Government Regulation.” Clinical development is expensive, uncertain and lengthy, often taking a number of years for a NDA to be filed with, and ultimately approved by, the FDA. Of the large number of drugs in development, only a small percentage result in the submission of a NDA to the FDA and even fewer are approved for commercialization.
      We may need to successfully address a number of challenges in order to complete the development of our future products. For example, to obtain marketing approval for a new product candidate, we and our third party manufacturers will be required to consistently produce the active pharmaceutical ingredient in commercial quantities and of specified quality on a repeated basis. This requirement is referred to as process validation. If we are unable to satisfy this process validation requirement for a future product candidate, through our third party manufacturers or otherwise, we will not receive approval to market such product.
      In addition, the FDA and other regulatory agencies may apply new standards for safety, manufacturing, packaging, and distribution of future product candidates. Complying with such standards may be time consuming or expensive and could result in delays in our obtaining marketing approval for future product candidates, or possibly preclude us from obtaining such approval. Such a delay could also increase our commercialization costs, possibly materially.
      Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. The FDA and other regulatory authorities may not approve any product that we develop. Even if we do obtain regulatory approval, such regulatory approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such product.

The manufacture and packaging of pharmaceutical products such as our Mucinex product line are subject to the requirements of the FDA. If we or our third party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.
      As indicated above, an approved drug and its manufacturer are subject to continual review, including review and approval of the manufacturing facilities. Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review or approval or revalidation of the manufacturing process and procedures in accordance with cGMP. This review or revalidation may be costly and time consuming and could delay or prevent the launch or delivery of a product. To effect a change of site, we and the manufacturer must transfer the relevant manufacturing technology to the new site. This process is detailed and time consuming. If we change the manufacturing site, the FDA will likely require us to perform analytical tests to demonstrate that changing the manufacturing location will not affect the characteristics of the product. If we cannot establish to the satisfaction of the FDA that the products manufactured at the new site are equivalent to those manufactured at the prior site, we may not obtain, or may be delayed in obtaining, approval to manufacture our products at the new site. In addition, if we elect to manufacture products at the facility of another third party, we would need to ensure that the new facility and the manufacturing process are in compliance with cGMP. Any such new facility would be subject to a preapproval inspection by the FDA.
      Furthermore, in order to obtain approval by the FDA of new products, we need to complete testing on both the active pharmaceutical ingredient and on the finished product in the packaging we propose for commercial sales. This testing includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. If the required testing is delayed or produces unfavorable results, we may not obtain approval to launch the product or approval may be delayed.

Our current products may cause mild side effects including upset stomach, nausea, vomiting, diarrhea, headache, dizziness, skin rash (including hives), constipation, and drowsiness. If we or others identify additional, more severe side effects associated with our current or future products, we may be required to withdraw our products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which would hinder or preclude our ability to generate revenues.
      If we or others identify side effects after any of our products are on the market:

•	regulatory authorities may withdraw their approvals;

•	we may be required to reformulate our products, conduct additional clinical trials, change the labeling of our products, or implement changes to obtain new approvals of manufacturers’ facilities;

•	we may recall the affected products from the market;

•	we may experience a significant drop in sales of the affected products;

•	our reputation in the marketplace may suffer;

•	we may become the target of lawsuits, including class action suits; and

•	we may be required to withdraw our products from the market and not be able to re-introduce them into the market.
      Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing or marketing these products.

Our products are subject to recalls even after receiving FDA regulatory clearance or approval. Recalls could harm our reputation and business.
      We are subject to ongoing reporting regulations that require us to report to the FDA if our products cause or contribute to a death or serious injury. These reports can lead to stricter safety warnings on product labeling, voluntary company recalls or withdrawal of the product from the market. In addition, if we become aware of adverse event reports, manufacturing defects or insufficient labeling, we may voluntarily elect to recall one of our products. Any recall, which must be reported to and supervised by the FDA, would divert managerial and financial resources and could harm our reputation with all of our customers and with the health care professionals who recommend our products, which may have a material adverse effect on our business.

Mucinex D may be subject to additional governmental regulation.
      Our Mucinex D product contains pseudoephedrine HCl, a FDA-approved ingredient for the relief of nasal congestion. We intend to launch this product in the second quarter of fiscal 2006. We understand that pseudoephedrine has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. To date, we believe that 35 states have enacted regulations concerning the sale of pseudoephedrine, including limiting the amount of these products that can be purchased at one time, making pseudoephedrine a prescription product, or requiring that these products be located behind the counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. In addition, several retailers, in the absence of such regulations, have begun keeping products containing pseudoephedrine behind the counter. If such regulations are adopted throughout the United States or if additional retailers institute similar policies, then our sales of Mucinex D and the maximum strength version of the same product may be negatively impacted.
Risks Related to Managing Growth

We depend on our key personnel and if we are not able to retain them or recruit additional technical personnel, our business will suffer.
      We are highly dependent on the principal members of our management. The continued service of our Chief Executive Officer and President, Michael J. Valentino, is critical to our success. Mr. Valentino is the only member of our management team with whom we have entered into an employment agreement, but he may terminate it on short or no notice.
      The loss of any of our other executive officers, including our Executive Vice President, Chief Financial Officer and Treasurer, David Becker, our Executive Vice President, Chief Marketing and Development Officer, Robert Casale, our Executive Vice President, Commercial Operations, John Thievon, our Executive Vice President, Chief Legal and Compliance Officer and Secretary, Walter E. Riehemann, our Senior Vice President of Research and Development, Helmut Albrecht, or our Vice President of Regulatory Affairs, Susan Witham, could cause disruption in our business. We do not carry key man life insurance on any of our key personnel.
      In addition, our growth will require us to hire a significant number of qualified technical personnel. Intense competition exists among other companies and research and academic institutions for qualified personnel. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow our business.

We may undertake strategic acquisitions of technologies and products. Integration of such technologies and products will involve a variety of costs and we may never realize the anticipated benefits of such acquisitions.
      We intend to pursue opportunities to acquire technologies, brands and products that would allow us to leverage our professional sales force or our marketing and development expertise or enhance our product portfolio or brand recognition in the OTC and prescription markets. We have limited experience in identifying and completing such acquisitions. Further, acquisitions typically entail many risks, including risks related to the integration of the technologies and products. In attempting to integrate such technologies and products, we may experience unexpected integration costs and delays, which may divert management and employee attention and disrupt our ability to develop and introduce new products. If we are not able to successfully integrate our acquisitions, we may not be able to realize the intended benefits of the acquisition.
      As a result of acquiring products or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for acquisitions and related expenses, including transaction costs, closure costs or acquired in-process product development charges. These costs may include substantial fees for investment bankers, attorneys, accountants, and financial printing costs.

Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods. In addition, we may lack the required funds or resources to carry out such acquisitions.
Risks Relating to Intellectual Property

If our patent position does not adequately protect our products and future products, others will be able to compete against us more directly, which may harm our business.
      Our patent portfolio includes one U.S. patent, two foreign patents and several patent applications. Our most significant patent is currently the U.S. patent, which contains claims covering a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile. The active ingredients in our products and most of our product candidates, including guaifenesin, dextromethorphan and pseudoephedrine, are chemical compounds that have been in existence for many years and are not covered by patents that claim these chemical compounds. Our patents cover a formulation of a product that delivers guaifenesin with a bi-phasic release pattern. They do not and will not contain compound claims for the chemicals in these products. We cannot be sure that our patents will effectively exclude competitors from introducing similar or equivalent products.
      Our success will depend, in large part, on our ability to obtain additional patents in the United States, maintain our existing patent position and obtain and maintain adequate protection for the other intellectual property incorporated into our products. Our patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future. In addition, our patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications or that we were the first to file for protection of the inventions set forth in these patent applications. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and financial results.

If we are unable to protect the intellectual property rights related to our brands, our ability to compete effectively in the markets for our products could be negatively impacted.
      A significant part of our business strategy is to position Mucinex as a preferred brand for relief of respiratory congestion for the OTC cough, cold, allergy, and sinus market. We believe that familiarity with our brand is an important competitive advantage and that the growth and sustainability of our market share for the Mucinex product line will depend to a significant extent upon the goodwill associated with our related trademarks and trade names. We intend to use the trademarks and trade names on our products to convey that the products we sell are “brand name” products, and we believe consumers ascribe value to our brands. We own the material trademark and trade name rights used in connection with the packaging, marketing and sale of our Mucinex products. This ownership prevents our competitors or new entrants to the market from using our brand names. Therefore, we view trademark and trade name protection as critical to our business. Although most of our trademarks are registered in the United States, we may not be successful in asserting trademark or trade name protection. If we were to lose the exclusive right to use the Mucinex brand name or other brand names we establish or acquire in the future, our sales and operating results could be materially and adversely affected. We could also incur substantial costs to prosecute legal actions relating to the use of our trademarks and trade names, which could have a material adverse effect on our business, results of operations or financial condition.
      Additionally, other parties may infringe on our property rights in our trademarks and trade names, which may dilute the value of our brands in the marketplace. Our competitors may also introduce brands that cause confusion with our brands in the marketplace, which could adversely affect the value that our customers associate with our brands and thereby negatively impact our sales. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our trademark and trade name rights, and we may not be able to successfully resolve these claims. In such event, we may lose our ability to use the brand names that were the subject of these claims, which could have a material adverse impact on our sales and operating results. We could also incur substantial costs to defend even those claims that are not ultimately successful, which could materially adversely affect our business, results of operations or financial condition.

If we are unable to protect the confidentiality of our trade secrets and proprietary information, our technology and information may be used by others to compete against us.
      In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. If we do not adequately protect our trade secrets and proprietary information, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and financial results.

Legal proceedings or third party claims of intellectual property infringement may require us to spend time and money and could prevent us from developing or commercializing products.
      Our technologies, products or potential products in development may infringe rights under patents or patent applications of third parties. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing, or sales of the product or product candidate that is the subject of the suit.
      As a result of patent infringement claims, or to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This inability to enter into licenses could harm our business significantly.
      The pharmaceutical industry has experienced substantial litigation and other proceedings regarding patent and other intellectual property rights. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the USPTO and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Our existing U.S. patent was recently subject to a request for reexamination, which was granted by the USPTO upon appeal to the USPTO Director. If the USPTO invalidates our patent or substantially narrows the claims of our patent such that it no longer protects our products from competition, our business will be materially harmed.
      On April 20, 2005, an anonymous third party filed a request for reexamination of our U.S. patent with the USPTO. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial question of patentability based on prior art or other printed publications. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by the Director of the USPTO. The USPTO advised us on August 18, 2005 that the Director had granted the appeal for reexamination. Under a reexamination proceeding and, upon completion of the proceeding, the Director may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. Pursuant to this reexamination, the USPTO will reconsider the patentability of our delivery system for guaifenesin. We expect the USPTO to complete its review in nine to 12 months.
      We intend to vigorously defend our patent position and believe we will prevail in the reexamination process. We may not be successful, however, in maintaining our patent or the scope of its claims during reexamination and can offer no assurance as to the outcome of a reexamination proceeding. If a reexamination proceeding is commenced and the USPTO does not confirm our patent or substantially narrows the claims of our patent following a reexamination, then our competitive position will be weakened and we may face stronger and more direct competition, which would negatively impact our business and operating results.
Risks Relating to Future Financing Needs

We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our marketing and development programs and other operations.
      We will require substantial funds to commercialize our products, launch new products, promote our brand, and conduct development, including preclinical testing and clinical trials, of our potential products. We currently believe that we will generate sufficient revenue through our product sales, together with our net proceeds from our initial public offering, to fund our anticipated levels of operations through at least the next two years. However, our future capital requirements will depend on many factors, including:

•	the success of our commercialization of Mucinex SE and Mucinex DM and the costs associated with related marketing, promotional and sales efforts;

•	the timing of new product launches, product development and advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities, including raw material sourcing and regulatory compliance; and

•	the costs involved in establishing and protecting our patent, trademark and other intellectual property rights.
      Additional financing may not be available to us when we need it or on favorable terms. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail one or more of our marketing, development, licensing, or acquisition programs. We could be required to seek funds through arrangements with others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.

Our stock price is volatile; purchasers of our common stock could incur substantial losses.
      Our stock price is volatile. From our initial public offering in July 2005 through September 26, 2005, the trading price of our common stock has ranged from $17.00 to $35.00 per share. The stock market in general, and the market for specialty pharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

•	the regulatory status of potentially competitive products;

•	regulatory developments;

•	developments or disputes concerning patents or other proprietary rights;

•	our ability to manufacture products to commercial standards;

•	public concern over our drugs;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

If there are substantial sales of our common stock, our stock price could decline.
      If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in July 2005 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. The holders of substantially all of our outstanding stock prior to our initial public offering entered into lock-up agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated that, among other things, prohibit the sale of shares of our stock during the period ending 180 days after July 20, 2005. Upon the expiration of the lock-up period, unless held by our affiliates, substantially all of our shares of common stock will be saleable pursuant to Rule 144 under the Securities Act. Also, holders of approximately 20.9 million shares of our common stock have rights with respect to the registration of the sale of their shares of common stock with the SEC.
      We have registered approximately 3,243,310 and 2,737,802 shares of common stock that are authorized for issuance under our 1999 Long-Term Incentive Plan and 2005 Incentive Plan, respectively. As of June 30, 2005, 3,247,303 shares were subject to outstanding options, 1,616,225 of which were vested. Because they are registered, the shares authorized for issuance under our stock plans can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Risks Relating to Our Common Stock

Our executive officers, directors and major stockholders have the ability to control all matters submitted to stockholders for approval.
      Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 51% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our certificate of incorporation and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.
      Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which investors might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.
      The affirmative vote of the holders of at least 66 2/3% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of our shares of capital stock entitled to vote.
      In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Our exposure to market risk is confined to our cash and cash equivalents. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and United States treasury notes, with the effective duration of the portfolio less than nine months and no security with an effective duration in excess of two years, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
      Most of our transactions are conducted in United States dollars, although we do have some development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data
      The information required by this item appears on pages F-1 through F-28 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.
      Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required with respect to directors and executive officers is incorporated herein by reference to the information contained in the definitive proxy statement for our 2005 Annual Meeting of Stockholders (the “Proxy Statement”). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Audit Committee” of the Proxy Statement.
      We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and employees. Our Code of Business Conduct and Ethics is available in the Investor Relations section of our website at www.adamsrt.com. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website. Stockholders may request a free copy of the Code of Business Conduct and Ethics by writing to us at Adams Respiratory Therapeutics, Inc., 425 Main Street, Chester, New Jersey 07930, Attention: Investor Relations.
      Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 11.	Executive Compensation
      Information about executive compensation appears under “Executive Compensation of Officers” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information about security ownership of certain beneficial owners and management appears under “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans appears under “Equity Compensation Plan Information” in the Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans appears under “Equity Compensation Plan Information” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 13.	Certain Relationships and Related Transactions
      Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 14.	Principal Accountant Fees and Services
      Information about principal accountant fees and services as well as related pre-approval policies appears under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements and Schedules.

(1) The following financial statements of the Company and Report of Ernst & Young LLP are included in this report:

(3) Exhibits

The Exhibits listed in the Index of Exhibits appearing at pages 58 to 60 are included in this annual report.
      (b) Exhibits:

See Item 15(a)(3) above.
      (c) Financial Statement Schedules:

See Item 15(a)(2) above.

Adams Respiratory Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Adams Respiratory Therapeutics, Inc.
      We have audited the accompanying balance sheets of Adams Respiratory Therapeutics, Inc. as of June 30, 2005 and 2004, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index on Page F-1 for each of the three years in the period ended June 30, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Adams Respiratory Therapeutics, Inc.’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adams Respiratory Therapeutics, Inc. at June 30, 2005 and 2004, and the results of its operations and its cash flows for the three years in the period ended June 30, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended June 30, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
New York, New York
August 18, 2005

Adams Respiratory Therapeutics, Inc.
Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$24,655	$43,391
Accounts receivable, net of allowance for doubtful accounts of $166 and $203 at June 30, 2005 and 2004, respectively	8,531	4,174
Inventories, net	3,107	2,516
Prepaid expenses and other assets	4,727	1,183
Income taxes receivable	4,990	—
Deferred tax assets	5,455	10,337

Total current assets	51,465	61,601

Property, plant and equipment, net of accumulated depreciation	1,925	516
Deferred tax assets	2,789	6,456
Intangibles and other assets, net of accumulated amortization of $799 and $450 at June 30, 2005 and 2004, respectively	7,661	2,462

Total assets	$63,840	$71,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,206	$2,953
Accrued compensation and related items	866	1,745
Accrued returns, chargebacks, rebates and other sales allowances	9,947	6,954
Income taxes payable	—	269
Other current liabilities	2,710	2,529

Total current liabilities	18,729	14,450

Long-term liabilities:
Deferred gain on sale of plant assets	1,478	1,647
Accrued royalties	803	1,084

Total liabilities	21,010	17,181

Redeemable convertible preferred stock:
Series A, $0.01 par value:
Authorized shares — 15,000
Issued and outstanding shares — 4,307 at June 30, 2005 and 2004	98,705	26,261
Series B, $0.01 par value:
Authorized shares — 20,000
Issued and outstanding shares — 6,328 and 5,661 at June 30, 2005 and 2004, respectively	98,251	25,807
Series C, $0.01 par value:
Authorized shares — 15,000
Issued and outstanding shares — 4,849 at June 30, 2005 and 2004, respectively	119,499	58,783

Total redeemable convertible preferred stock	316,455	110,851

Stockholders’ deficit:
Common stock, Class A, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 8,737 and 5,210 at June 30, 2005 and 2004, respectively	87	52
Additional paid-in capital	15,481	11,577
Accumulated deficit	(289,193)	(68,626)

Total stockholders’ deficit	(273,625)	(56,997)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$63,840	$71,035

See Notes to Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)

	Year Ended June 30,

	2005	2004	2003

Net sales	$160,210	$61,295	$14,038
Cost of goods sold	31,126	11,928	5,252

Gross margin	129,084	49,367	8,786

Selling, marketing & administrative	78,044	23,286	23,310
Product development	7,392	3,181	4,542
Interest expense	101	3,403	3,601
Interest income	(890)	(205)	(29)

	84,647	29,665	31,424

Income/(loss) before income taxes	44,437	19,702	(22,638)
Provision/(benefit) for income taxes	17,438	(16,124)	—

Net income/(loss)	26,999	35,826	(22,638)

Accretion of preferred stock	(202,566)	(28,100)	8,204
Dividend paid to preferred stockholders	(30,033)	—	—

Net (loss)/income applicable to common stockholders	$(205,600)	$7,726	$(14,434)

(Loss)/income per common share
Basic	$(32.97)	$1.64	$(4.66)
Diluted	$(32.97)	$0.90	$(4.66)
Weighted-average of common shares used in (loss)/income per share calculation
Basic	6,236	4,699	3,098
Diluted	6,236	8,629	3,098
Pro forma income per common share
Basic	$1.16
Diluted	$0.95
Shares used in pro forma income per common share calculation
Basic	23,195
Diluted	28,489
See Notes to Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands)

	Preferred Stock
							Total
							Redeemable					Total
	Series A		Series B		Series C		Convertible	Common Stock		Additional		Stockholders’
							Preferred			Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of June 30, 2002	4,307	$36,836	5,661	$32,015	—	$—	$68,851	3,090	$31	$5,370	$(61,918)	$(56,517)
Issuance of common stock warrants and recognition of beneficial conversion feature related to bridge financing	—	—	—	—	—	—	—	—	—	2,981	—	2,981
Issuance of common stock warrants related to Series C Notes	—	—	—	—	—	—	—	—	—	2,888	—	2,888
Stock option compensation expense	—	—	—	—	—	—	—	—	—	880	—	880
Exercise of stock options	—	—	—	—	—	—	—	8	—	33	—	33
Exercise of warrants	—	—	—	—	—	—	—	2	—	—	—	—
Accretion of preferred stock	—	(4,197)	—	(4,007)	—	—	(8,204)	—	—	—	8,204	8,204
Net loss	—	—	—	—	—	—	—	—	—	—	(22,638)	(22,638)

Balance as of June 30, 2003	4,307	$32,639	5,661	$28,008	—	$—	$60,647	3,100	$31	$12,152	$(76,352)	$(64,169)
Issuance of common stock warrants related to Series C Notes	—	—	—	—	—	—	—	—	—	811	—	811
Issuance of preferred stock, net	—	—	—	—	4,849	22,104	22,104	—	—	—	—	—
Reverse unamortized debt discount upon conversion of Series C preferred stock	—	—	—	—	—	—	—	—	—	(2,119)	—	(2,119)
Stock option compensation expense	—	—	—	—	—	—	—	—	—	686	—	686
Exercise of stock options	—	—	—	—	—	—	—	22	—	9	—	9
Exercise of warrants	—	—	—	—	—	—	—	2,088	21	38	—	59
Accretion of preferred stock	—	(6,378)	—	(2,201)	—	36,679	28,100	—	—	—	(28,100)	(28,100)
Net income	—	—	—	—	—	—	—	—	—	—	35,826	35,826

Balance as of June 30, 2004	4,307	$26,261	5,661	$25,807	4,849	$58,783	$110,851	5,210	$52	$11,577	$(68,626)	$(56,997)
Stock option compensation expense	—	—	—	—	—	—	—	—	—	477	—	477
Exercise of stock options	—	—	—	—	—	—	—	384	4	1,200	—	1,204
Exercise of warrants	—	—	667	3,038	—	—	3,038	3,143	31	1,164	—	1,195
Dividend	—	—	—	—	—	—	—	—	—	—	(45,000)	(45,000)
Tax benefit of stock options	—	—	—	—	—	—	—	—	—	1,063	—	1,063
Accretion of preferred stock	—	72,444	—	69,406	—	60,716	202,566	—	—	—	(202,566)	(202,566)
Net income	—	—	—	—	—	—	—	—	—	—	26,999	26,999

Balance as of June 30, 2005	4,307	$98,705	6,328	$98,251	4,849	$119,499	$316,455	8,737	$87	$15,481	$(289,193)	$(273,625)

See Notes to Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Statements of Cash Flows
(Amounts in thousands)

	Year Ended June 30,

	2005	2004	2003

Operating Activities
Net income/(loss)	$26,999	$35,826	$(22,638)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	978	1,043	1,235
Stock option compensation expense	477	686	880
Non-cash interest capitalized in note principal	—	969	—
Non-cash interest on convertible notes payable	—	1,406	174
Write off of intangible assets	900	205	—
Non-cash interest on bridge loans		—	2,981
Litigation settlement	—	(2,000)	2,000
Loss/(gain) on sale of property, plant and equipment	9	(78)	—
Loss on equipment write-off	—	—	43
Deferred taxes	8,549	(16,793)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,357)	(1,541)	(2,090)
Inventories	(591)	(656)	1,441
Prepaid expenses and other current assets	(3,544)	(1,339)	310
Other assets	—	265	(160)
Accounts payable	2,253	2,319	11
Income taxes (receivable)/payable	(4,195)	269	—
Accrued expenses	(1,679)	5,172	2,199

Net cash provided by/(used in) operating activities	25,799	25,753	(13,614)
Investing Activities
Purchases of property, plant and equipment	(1,731)	(530)	(402)
Proceeds from disposal of property, plant and equipment	33	5,580	—
Purchases of intangibles	(2,100)	(1,250)	—

Net cash (used in)/provided by investing activities	(3,798)	3,800	(402)
Financing Activities
Payments on equipment loan and line of credit	—	(271)	(170)
Proceeds from issuance of convertible notes payable and bridge loan	—	4,636	16,286
Proceeds from exercise of warrants	4,233	59	—
Proceeds from exercise of stock options	1,204	9	33
Payments of initial public offering costs	(1,174)	—	—
Dividend payments	(45,000)	—	—

Net cash (used in)/provided by financing activities	(40,737)	4,433	16,149
Net (decrease)/increase in cash and cash equivalents	(18,736)	33,986	2,133
Cash and cash equivalents at beginning of year	43,391	9,405	7,272

Cash and cash equivalents at end of year	$24,655	$43,391	$9,405

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$917	$93
Cash paid during the year for income taxes	$13,084	$400	$—
See Notes to Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements
($ in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
      Adams Respiratory Therapeutics, Inc., a Delaware corporation (“the Company”), is a specialty pharmaceutical company focused on the late-stage development, commercialization and marketing of over-the-counter (“OTC”) and prescription pharmaceuticals for the treatment of respiratory disorders. The Company currently markets two OTC products under its Mucinex brand. The Company’s corporate offices are in Chester, New Jersey.

Basis of Presentation
      The Company operates in one business segment, specialty pharmaceuticals. The Company’s “fiscal year” is from July 1 through June 30. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates
      The financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the use of judgments and estimates by management that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Derivative Financial Instruments
      The Company holds no derivative financial instruments and does not currently engage in hedging activities.

Cash Equivalents
      The Company considers all highly liquid investments with a maturity date of three-months or less at the date of acquisition to be cash equivalents.

Accounts Receivable
      Accounts receivable are generally billed on a net 30-day basis with a 2% discount if paid within 30 days. Occasionally, the Company provides extended payment terms and greater discounts to its customers to ensure adequate distribution quantities of its products. The Company maintains a reserve for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the reserve, the Company considers historical experience with write-offs, specific customer risks and the level of past-due accounts. The provision for doubtful accounts is included in selling, marketing and administrative expenses. A reserve for cash discounts and trade promotional programs, that are expected to be deducted from the payments from the Company’s customers, is also recorded as a reduction to sales when the revenue is recorded.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)

Inventories
      Inventories are stated at the lower of first-in, first-out, cost or market. The composition of inventories is as follows:

	June 30,

	2005	2004

Finished goods	$3,136	$2,588
Less: reserve for obsolescence	(29)	(72)

	$3,107	$2,516

      During April 2004, the Company sold substantially all of its manufacturing assets located in Fort Worth, Texas to Cardinal Health PTS, LLC (“Cardinal Health”) and simultaneously entered into a ten-year supply agreement (“Supply Agreement”) (see Note 9). As a result of such sale and related Supply Agreement, the Company no longer manufactures products and only carries finished goods in inventory.

Property, Plant and Equipment

	June 30,

	2005	2004

Property, plant and equipment:
Machinery and equipment	$386	$22
Leasehold improvements	830	235
Furniture and fixtures	1,176	538

	2,392	795
Less: accumulated depreciation	(467)	(279)

	$1,925	$516

      Property, plant and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from one to ten years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred; betterments which materially prolong the lives of assets are capitalized. Depreciation expense was $279, $716 and $928 for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.
      In April 2004, the Company sold substantially all of its manufacturing assets located in Fort Worth, Texas to Cardinal Health. In connection with the asset sale, the Company entered into the Supply Agreement with Cardinal Health, whereby Cardinal Health manufactures substantially all of the Company’s products. (See Note 9.)

Intangibles and Other Assets
      Intangibles and other assets are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful life of the asset, which is generally between five and fifteen years.
      Impairment of intangibles and other assets is reviewed when events and circumstances warrant an earlier review in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
Lived Assets. Impairment is determined when estimated future undiscounted cash flows associated with an intangible asset are less than the asset’s carrying value. The Company has determined its intangible assets to have finite lives and, therefore, is amortizing these assets over their useful lives. If, in the future, such assets are considered to be impaired, the impairment recognized will be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets on a discounted cash flow basis.
      During fiscal year 2004, the Company paid $1,250 to enter into a development and license agreement with Pharmaceuticals Design L.L.C. (“PD”) for the rights to market respiratory products in patent-protected packaging configurations. In July 2005, the Company decided not to go forward with the development and license agreement with PD. To terminate this agreement, the Company paid and will expense $500 to selling, marketing and administrative expenses in July 2005. In addition, the Company wrote off the related intangible asset with a net book value of $900 to selling, marketing and administrative expenses as of June 30, 2005.
      In December 2004, the Company entered into an agreement with JMED Pharmaceuticals, Inc. (“JMED”), an affiliate of PD, for the ability to transfer the AlleRxtm license to Cornerstone Biopharma Inc. (“Cornerstone”). The Company paid JMED $2,000 in January 2005 towards the acquisition of this license, which is being amortized over five years. Upon completion of a valuation of the future royalties under the license agreement, JMED will have the right to either (i) convert the valuation amount in excess of the $2,000, if any, into the Company’s common stock at the initial public offering price in which case, the Company will become entitled to future AlleRxtm royalties or (ii) JMED will continue to receive the future AlleRxtm royalties and JMED will pay the Company 40% of future royalties up to a maximum of $1,000.
      In connection therewith, in February 2005, the Company entered into an agreement with Cornerstone in which it received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRxtm trademarks from the Company. Additionally, the parties released each other from all claims and damages in a lawsuit that the Company filed in 2004. As part of this arrangement, the Company is contractually obligated to assume the financial responsibility for the first $1,000 of returned AlleRxtm product, which was sold by the Company prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1,000 of Humibid product returns for the same 18-month period. After the $1,000 threshold is met, the Company will have the responsibility for all Humibid product returns whether sold by it or Cornerstone and Cornerstone will bear the same liability for AlleRxtm products. In connection with this agreement, the Company is obligated to pay to Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005 with an annual minimum royalty payment of $50.
      The Company recorded a $3,000 intangible asset which represents the fair value of the Humibid trademark and a corresponding $3,000 liability, which the Company assumed in the transaction. The liability assumed represents the assumed returns liability in excess of the $1,000 threshold in this transaction. This asset is being amortized over its remaining estimated useful life of 15 years. The $3,000 liability is recorded in accrued returns, chargebacks, rebates and other sales allowances. As of June 30, 2005, approximately $642 of Humibid inventory has been returned which is recorded in prepaid expenses and other assets as a receivable due from Cornerstone as Cornerstone is financially liable for the first $1,000 of Humibid product returns.
      In April 2004, the Company entered into a royalty-bearing license agreement with Celltech Pharmaceuticals, Inc. As part of this agreement, the Company recorded a liability, and a related asset of approximately $1,270, which represented the present value of the minimum amount due under the license agreement. The other asset will be amortized as additional royalty expense over the ten-year term of the license agreement. See Note 7 for further discussion of the agreement.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
      As of June 30, 2005, there are $1,697 of deferred offering costs included in intangibles and other assets. These costs are specific incremental costs directly attributable to the initial public offering which was completed in July 2005 and will be applied against the proceeds of the offering.
      The Company wrote off its trade name asset in the amount of $205 in fiscal 2004 in conjunction with its decision to do business under the name of Adams Respiratory Therapeutics. This expense is reflected in selling, marketing and administrative expenses on the statement of operations. The Company recognized no such write-offs during fiscal 2003. Amortization expense was $699, $531 and $168 for fiscal 2005, 2004 and 2003, respectively. The estimated aggregate amortization expense for the next five years and thereafter with regard to these trade names and license agreements is:

Fiscal 2006	$836
Fiscal 2007	745
Fiscal 2008	736
Fiscal 2009	736
Fiscal 2010	579
Thereafter	2,332

$5,964

Income Taxes
      Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. In assessing the reliability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers its history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax items are deductible. Internal Revenue Code Sections 382 and 383 contain provisions that may limit the net operating loss carryforward (“NOL”) available to be used in any given year.

Revenue Recognition
      The Company recognizes product sales when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowances are reasonably determinable and when collectibility is reasonably assured. Accruals for these provisions are presented in the financial statements as reductions to sales.

Sales Returns and Allowances
      When the Company’s products are sold, the Company reduces the amount of revenue recognized from such sale by an estimate of future product returns and other sales allowances. Other sales allowances include cash discounts, rebates, including Medicaid rebates, chargebacks, trade promotions and sales incentives relating to product sold in the current period.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
      Factors that are considered in the estimates of future product returns include an estimate of the amount of product in the trade channel, competitive products, the remaining time to expiration of the product, and the historical rate of returns. Consistent with industry practice, the Company maintains a return policy that allows its customers to return product within a specified period prior to and subsequent to the expiration date.
      Factors that are considered in the estimates regarding other sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels and current contract prices and terms with both direct and indirect customers.
      The provision for chargebacks represents the amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback estimates take into consideration the current average chargeback rates by product and estimates wholesaler inventory levels. The Company continually monitors its assumptions giving consideration to current pricing trends and estimated wholesaler inventory levels and makes adjustments to these estimates when it believes that the actual chargeback amounts payable in the future will differ from its original estimate.
      Rebates and sales incentives are recognized as a reduction of sales at the later of (i) the date at which the related revenue is recorded or (ii) the date at which the incentives are offered. Trade promotions include co-operative advertising arrangements and are recorded as a reduction of sales when the related revenue is recorded. In January 2005, the Company issued coupons for the Mucinex products that expired May 1, 2005. The Company estimates the cost of rebates, sales incentives and trade promotions based on its historical experience with similar programs.
      If actual future payments for product returns and other sales allowances exceed the estimates the Company made at the time of sale, its financial position, results of operations and cash flow would be negatively impacted.

Cardinal Health Profit Share Arrangement
      On April 1, 2004, the Company sold substantially all of its manufacturing assets located in Fort Worth, Texas to Cardinal Health. In connection therewith, the Company entered into the Supply Agreement with Cardinal Health, whereby Cardinal Health manufactures substantially all of the Company’s products. Under the Supply Agreement, Cardinal Health is required to segregate direct manufacturing costs from indirect manufacturing costs, as defined therein. As finished goods are completed and shipped to a Company-designated warehouse, Cardinal Health bills the Company for the actual direct manufacturing costs incurred plus a mark-up. The mark-up is strictly provided for interim billing and cash flow purposes and the final amount payable to Cardinal Health is calculated at the end of each contract year (March 31st) under a profit sharing formula. The amount that is subject to the profit sharing is calculated as net sales, as defined therein, less the actual manufacturing cost of the goods sold during the contract year less freight and other logistics costs. The resulting gross profit is subject to profit sharing rates that decline as the total value of gross profit increases. At the end of the contract year, a reconciliation is completed and a billing adjustment is made to the extent that the actual calculated profit share is greater or lower than the total mark-up paid to Cardinal Health during the contract year. A true-up of the actual profit share amounts earned is compared to payments made to Cardinal Health at each March 31. The Company also makes estimates of the profit share amount earned by Cardinal Health at each balance sheet date and compares that to the payments made to Cardinal Health. The Company records a receivable or payable for the difference. At June 30, 2005, the Company has a receivable of $451 as a result of the mark-up billed by Cardinal exceeding the estimated March 31, 2006 contract year

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
effective profit share amount, which is included in prepaid expenses and other assets. In addition, the Company has a receivable of $2,621 from Cardinal Health relating to the contract year ended March 31, 2005 that is being paid in monthly installments through October 2005.
      The accounting policy with regard to this arrangement is to record the actual direct manufacturing cost and estimated profit share as inventory. Each month as such product is sold, the actual direct manufacturing cost plus the estimate of the profit share amount earned by Cardinal Health is charged to cost of sales. The estimated profit share amount considers for each contract year (i) the Company’s projected net product sales and gross profit, (ii) the projected profit share and (iii) the contractual minimum profit share amount.
      The Company is considering exercising its option to repurchase the Fort Worth, Texas manufacturing assets and operations back from Cardinal Health and may use a portion of the proceeds from the Company’s public offering for such repurchase.

Advertising
      Costs associated with television and radio advertising are expensed in the period the advertising airs and are included in selling, marketing and administrative expenses. The Company launched a consumer advertising campaign in November 2004. Total advertising expense was $29,423, $1,087 and $119 in fiscal years 2005, 2004 and 2003, respectively. At June 30, 2005, the Company had no prepaid advertising expense relating to advance payments for commercials that have not yet aired.

Shipping and Handling Costs
      The Company classifies shipping and handling costs within its selling, marketing and administrative expenses. Shipping and handling costs were $3,905, $1,038, and $389 for fiscal 2005, 2004 and 2003, respectively. For periods after April 1, 2004, shipping and handling costs include distribution fees related to the Cardinal Health distribution services agreement as discussed in Note 9.

Discretionary Performance Bonus
      In June 2005, the board of directors approved and the Company paid bonuses to certain employees totaling approximately $6,900 which included a board approved additional discretionary performance bonus of $4,100.

Product Development
      The Company’s product development expenses have historically consisted of formulation and analytical development work with existing and well established drugs and pharmaceutical ingredients, the development of scale-up and manufacturing data and stability programs, human pharmacokinetic studies to establish bioavailability and bioequivalence data for the Company’s products versus reference drugs, as well as the preparation and filing of new drug applications with the U.S. Food and Drug Administration. Further, the Company invests in clinical research studies in support of the Company’s products. Generally, the Company’s formulation, chemistry and analytical manufacturing controls and stability work has been performed utilizing the Company’s own employees and since April 2004, in cooperation with Cardinal Health. Product development expenses include salary and benefits, raw materials and supplies, facilities, depreciation, and other allocated expenses associated with the performance of the above work and functions. Pharmacokinetic studies, clinical trials and certain support functions in preparing protocols, reports and other regulatory documents are performed by scientific consultants and third party contract research organizations. Product development costs are expensed as incurred.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)

Accretion of Preferred Stock
      The Company adjusts the carrying value of its Series A redeemable convertible preferred stock (“Series A”), its Series B redeemable convertible preferred stock (“Series B”) and its Series C redeemable convertible preferred stock (“Series C”) to redemption value. For Series A and Series B, redemption value equals fair value. For Series C, redemption value equals the greater of 200% of the amounts invested or fair value. All classes of preferred stock were redeemable at the option of the holder on specified dates. Accretion of preferred stock is recorded as a reduction of net income applicable to common stockholders. Upon the closing of the Company’s initial public offering in July 2005, the redeemable convertible preferred stock was automatically converted into shares of common stock and, as a result, there will be no further accretion.

Concentration of Credit Risk
      The Company sells its products principally to wholesalers and retailers including mass merchandisers, grocery stores, membership clubs, and drug stores throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Prior to the increased sales of Mucinex products, the Company’s major customers were primarily major pharmaceutical and healthcare products wholesalers. Subsequently, the Company reduced its concentration levels with certain customers and now sells to a combination of wholesalers, major retailers and mass merchandisers. The table below outlines the percentage of gross sales made to the following customers:

	Year Ended June 30,

	2005	2004	2003

Wholesaler — A	14%	24%	24%
Wholesaler — B	7%	20%	32%
Wholesaler — C	7%	20%	26%
Major retailer — A	14%	6%	2%
Major retailer — B	11%	6%	0%
Major retailer/mass merchandiser	16%	7%	2%

Accounting for Stock-Based Compensation
      The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 123”), for stock-based employee compensation. The Company uses the graded-vesting methodology to record the stock-based compensation expense over the vesting period, which generally ranges from three to five years. This methodology results in a greater amount of expense recognized towards the beginning of the vesting period as opposed to the straight-line method. Because subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
      The Company currently accounts for its stock-based compensation using the minimum value method as permitted for nonpublic companies under SFAS No. 123. However, after the July 20, 2005 offering, the Company is no longer considered “nonpublic” and must consider a volatility assumption in the calculation of fair value. Since the Company does not have much history as a public company to support its estimate of future volatility, a combination of peer companies in its industry with similar business cycles will be used. This volatility assumption will be used on options granted on or after July 20, 2005. The addition of

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
this assumption will materially increase the fair value of future options grants. The Company has not yet determined the volatility assumption to be used on future grants.

Income/(Loss) per Common Share
      Basic net income/(loss) per common share (“Basic EPS”) is computed by dividing net income/(loss) applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted net income/(loss) per common share (“Diluted EPS”) is computed by dividing net income/(loss) applicable to common stockholders by the weighted-average number of common shares outstanding, plus potential dilutive common shares. The following table sets forth the computation of basic and diluted income per common share:

	June 30,

	2005	2004	2003

Net income/(loss)	$26,999	$35,826	$(22,638)
Accretion of preferred stock	(202,566)	(28,100)	8,204
Dividend paid to preferred stockholders	(30,033)	—	—

Net (loss)/income applicable to common stockholders	$(205,600)	$7,726	$(14,434)

Average shares outstanding — basic	6,236,342	4,698,787	3,098,424
Warrants	—	2,790,164	—
Stock options	—	1,140,128	—

Average shares outstanding — diluted	6,236,342	8,629,079	3,098,424

(Loss)/income per common share:
Basic	$(32.97)	$1.64	$(4.66)
Diluted	$(32.97)	$0.90	$(4.66)
      The following table shows common share equivalents outstanding for the period, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period:

	June 30,

	2005	2004	2003

Series C convertible secured notes	—	—	3,619,578
Warrants	2,713,022	1,333,594	5,280,572
Stock options	2,702,615	955,347	1,298,075

	5,415,637	2,288,941	10,198,225

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
      Pro forma income per common share assumes the conversion of all redeemable convertible preferred stock into common stock:

June 30, 2005

Net income, as reported	$26,999
Weighted-average common shares outstanding	6,236,342
Weighted-average common shares outstanding assuming conversion of all redeemable convertible preferred stock	16,958,298

Weighted-average common shares outstanding — basic, pro forma	23,194,640

Warrants	2,713,022
Stock options	2,581,520

Weighted-average common shares outstanding — diluted, pro forma	28,489,182

Pro forma income per common share
Basic	$1.16
Diluted	$0.95
      All income/(loss) per share amounts and numbers of shares outstanding have been retroactively adjusted to give effect to a 1-for-2.849 reverse stock split of the Company’s capital stock that was effective July 13, 2005.

Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, to expand and clarify SFAS 123, “Accounting for Stock-Based Compensation,” in several areas. SFAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. SFAS 123(R) is effective beginning in the first quarter of fiscal 2006. Since the Company is expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS 123, the Company does not expect its consolidated financial statements or results of operations will be materially impacted by SFAS 123(R).

2.	Benefit Plan
      The Company provides a 401(k) benefit plan (“the Plan”) covering substantially all employees. Under the Plan, employees are eligible to participate in the Plan upon attaining the age of 21 and completing six-months of service, and can contribute up to 80% of their compensation each year subject to certain Internal Revenue Code limitations. The Company did not make any contributions in fiscal 2004, 2003, or 2002. However, the Board of Directors approved a match on employee contributions made during calendar year 2005 contingent upon an established sales threshold for fiscal year 2005. The match is on employee contributions starting on January 1, 2005. The match of $61 was recorded on the employee contributions from January 1, 2005 to June 30, 2005 in selling, marketing and administrative expenses.

3.	Convertible Notes Payable
      In July and August 2003, the Company issued, for cash, $4,636 of Series C Convertible Secured Notes (“Series C Notes”). In May and June 2003, the Company issued, for cash, $11,286 of Series C Notes. The Series C Notes were offered to all stockholders of the Company through a rights offering that concluded in August 2003. Between November 2002 and January 2003, the Company issued, for cash, $5,000 of Convertible Bridge Notes (“Bridge Notes”). In connection with the issuance of Series C Notes,

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
the Bridge Notes, along with $213 of accrued interest, were converted into $5,213 of Series C Notes. In June 2004, all outstanding Series C Notes and accrued interest were converted into 4,849,047 shares of the Series C at a conversion price of $4.56 per share. (See Note 4.)
      In connection with the Bridge Notes issued during fiscal year 2003, the Company issued 331,256 warrants to purchase the Company’s common stock at $0.03 per share. In connection with the Series C Notes, the Company issued 1,016,916 and 3,619,579 warrants in fiscal 2004 and 2003, respectively, to purchase the Company’s common stock at an exercise price of $0.03 per share.
      Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the Company is required to value the warrants and beneficial conversion feature (“BCF”) separately from the notes. The value assigned to the warrants and BCF is initially recorded as a discount (debt discount) to the face value of the notes and an offsetting increase to additional paid-in capital. The debt discount is amortized to interest expense (a noncash expense) over the life of the notes under the effective interest method. The following table provides a reconciliation of the Series C Notes, Bridge Notes, warrants and BCF, and accrued interest from their issuance during the fiscal year ended June 30, 2003 until the Series C Notes, in their entirety, were converted to Series C on June 30, 2004:

	Series C Notes	Bridge Notes	Total Notes

Proceeds from Notes Issuance in fiscal 2003	$11,286	$5,000	$16,286
Accrued interest on Bridge Notes	—	213	213

Subtotal	11,286	5,213	16,499
Reclass Bridge Notes	5,213	(5,213)	—

Gross Note balance	16,499	—	16,499
Less value assigned to warrants and BCF	(2,888)	(2,981)	(5,869)
Amortization of debt discount (interest expense)	174	2,981	3,155

Balance of Notes as of June 30, 2003	13,785	—	13,785
Proceeds from Note Issuance in fiscal 2004	4,636	—	4,636
Less value assigned to warrants and BCF	(811)	—	(811)
Amortization of debt discount (interest expense)	1,406	—	1,406

Subtotal	19,016	—	19,016
Accrued interest	969	—	969
Unamortized discount	2,119	—	2,119
Conversion of Notes to Series C	(22,104)	—	(22,104)

Ending balance of Notes as of June 30, 2004	$—	$—	$—

      Upon conversion of Series C Notes to Series C in June 2004, the remaining unamortized debt discount of $2,119 resulting from the value of the warrants and BCF, was recorded as a reduction to additional paid-in capital. At June 30, 2003, the unamortized debt discount associated with the Series C Notes was $2,714.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)

4.	Redeemable Convertible Preferred Stock
      In connection with the Company’s initial public offering in July 2005, all redeemable convertible preferred stock was converted into shares of common stock.
      In June 2004, the Series C Notes were converted into 4,849,047 shares of Series C at a share price of $4.56. Each share of Series C is entitled to that number of votes equal to the number of shares of common stock issuable upon conversion of the Series C.
      Holders of Series C are entitled to a liquidation preference (“Liquidation Value”) that is senior to the Series A and B Liquidation Values. The Series C Liquidation Value is equal to 200% of the amount invested in Series C.
      The conversion of the outstanding Series C at June 30, 2004 would result in the issuance of an additional 4,849,047 shares of common stock. The Series C are convertible by the holders into common stock, at any time, at a price of $4.56 per share subject to adjustment for certain dilutive events.
      Holders of Series C may redeem all, but not less than all, of their preferred stock at any time during the 90-day period following June 1, 2006 and during the 90-day period following June 1, 2007, provided that a qualified public offering has not been consummated. A qualified public offering is defined as a firm commitment underwritten public offering of shares of the Company’s common stock in which the per share price is at least $4.00 and the aggregate offering price paid by the public for the shares is at least $30,000. The redemption price for the Series C is equal to the greater of (i) the Series C Liquidation Value or (ii) the fair market value of the shares redeemed.
      Upon any liquidation, dissolution or winding up of the Company, the holders of Series C are entitled to be paid, before any distribution or payment is made on any junior security (including Series A and B, and common stock) an amount equal to the Series C Liquidation Value. After the Series C Liquidation Value is paid, the Series A and B Liquidation Values will be paid to the holders of Series A and B on a pari-pasu basis, unless such holders convert their preferred stock to common stock.
      After all Liquidation Values have been satisfied, the remaining proceeds from the liquidation, if any, will be distributed in a general distribution to all stockholders based upon their proportionate ownership in the Company, including warrants and options. The holders of Series C will participate in the general distribution in addition to receiving their Liquidation Value. The holders of Series A and B will receive, at their election, either (i) the Series A and B Liquidation Value, respectively, or (ii) the allocable proceeds from the general distribution, but not both.
      In July 2001, the Company issued 4,990,786 shares of Series B at a purchase price of $4.56 per share. In connection with the Series B financing, the Company issued warrants to purchase 764,522 shares of Series B at an exercise price of $4.56 per share. Additionally, during July 2001, the Company converted $3,057 of convertible notes payable and accrued interest, then outstanding, into 670,567 shares of Series B and issued warrants to purchase 167,641 shares of Series B at an exercise price of $4.56 per share.
      The conversion of the Series A and B outstanding as of June 30, 2005 would result in the issuance of additional 6,356,977 and 6,327,749 shares, respectively, of common stock. The Series A and B are convertible by the holders into common stock, at any time, at a price of $4.13 per share and $4.56 per share, respectively, subject to adjustment for certain dilutive events.
      The Series A and B are redeemable at the option of the holders, in whole or in part, at any time during the 90-day period following June 1, 2006 and June 1, 2007, provided that a qualified public offering has not occurred. The redemption price is payable in cash in an amount equal to the aggregate fair market

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
value of the stock at the time of redemption plus the aggregate amount of all dividends and distributions declared and paid with respect to the common stock.
      So long as there remains outstanding any Series C or any security convertible into Series C, the Company cannot pay any portion of the Series A and B redemption value.
      Upon a fundamental change or change in control of the Company, as defined by the Company’s certificate of incorporation, the holders of Series A and Series B are entitled to a Liquidation Value equal to 100% of the amount invested in respect of such securities. The Liquidation Value of the Series A and B is junior to the Series C Liquidation Value. At June 30, 2005, the Liquidation Value payable to Series C, A and B, before any payments are made to any other class of security, is as follows:

	Aggregate	Liquidation
	Purchase Price	Value

Series C	$22,104	$44,208
Series A	26,261	26,261
Series B	28,844	28,844

Total	$77,209	$99,313

      Amounts outstanding for each series of redeemable convertible preferred stock through June 30, 2005:

	Series A	Series B	Series C

Balance at June 30, 2002	$36,836	$32,015	$—

Adjustment to fair value	(4,416)	(4,415)	—
Accretion of issuance costs	219	408	—

Balance at June 30, 2003	32,639	28,008	—

Issued, net of issuance costs	—	—	22,104
Adjustment to fair value	(6,584)	(2,585)	36,679
Accretion of issuance costs	206	384	—

Balance at June 30, 2004	26,261	25,807	58,783

Exercise of warrants	—	3,038	—
Adjustment to fair value	72,444	69,406	60,716

Balance at June 30, 2005	$98,705	$98,251	$119,499

5.	Stockholders’ Equity (Deficit)

Stock Compensation Plan
      Under the terms of the 1999 Long-Term Incentive Plan (the “1999 Plan”), employees, directors and others designated by the Board of Directors may be granted awards in the form of incentive stock options, nonqualified stock options or restricted stock.
      The classes and number of shares to be granted, as well as the price of each designated class, are determined by the Board of Directors at the time granted. Options are exercisable upon grant, either in whole or in part, unless otherwise specified by the Board of Directors and will remain exercisable until fully exercised or expiration, whichever occurs first. However, options granted are subject to a vesting term, generally over three to five years from the grant date. Under the 1999 Plan, options are granted for a

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
fixed number of shares with an exercise price fixed at the date of grant. The exercise price of the options is equal to the fair value, as determined by the Board of Directors, of the Company’s stock at the date of the grant.
      In March of 2005, the board of directors adopted and in May of 2005 the stockholders adopted the 2005 Long-Term Incentive Plan and 2,737,802 shares are reserved and available for issuance under the 2005 Long-Term Incentive Plan.
      The Company accounts for its stock-based compensation in accordance with the fair value recognition provisions of SFAS 123 for stock-based employee compensation.
      The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions:

	June 30,

	2005	2004	2003

Expected life of the option (in years)	6	6	6
Risk-free interest rate	3.4%	3.4%	3.0%
Volatility	0%	0%	0%
Expected dividend yield	0%	0%	0%
Weighted-average fair value of stock options granted	$1.14	$0.14	$0.94
      The Company recorded stock compensation expense of $477, $686 and $880 for the years ended June 30, 2005, 2004 and 2003, respectively. Because subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of its stock options.
      A summary of the Company’s stock option activity and related information is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price

Options outstanding at June 30, 2002	1,250,240	$4.16
Granted	108,270	5.58
Canceled	(53,503)	4.42
Exercised	(8,201)	4.13

Options outstanding at June 30, 2003	1,296,806	4.27
Granted	2,081,760	0.71
Canceled	(133,148)	3.68
Exercised	(21,833)	0.40

Options outstanding at June 30, 2004	3,223,585	1.23
Granted	486,311	6.56
Canceled	(78,496)	2.26
Exercised	(384,097)	3.16

Options outstanding at June 30, 2005	3,247,303	$1.68

      Effective August 2003, all stock options granted to employees who were actively employed by the Company were re-priced from exercise prices between $4.13 and $5.70 down to $0.40. The weighted-

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
average exercise prices prior to June 30, 2003 in the above table do not reflect the impact of the August 2003 re-pricing.

		Weighted-Average
		Years Remaining
	Number	on Contractual	Number
Exercise Price	Outstanding	Life	Exercisable

$ 0.40	2,007,362	5.9	1,236,992
$ 1.42	449,105	8.6	126,296
$ 2.22	89,505	8.8	17,901
$ 3.02	138,645	9.1	3,159
$ 4.13	219,322	5.0	219,322
$ 4.56	3,817	6.6	3,124
$ 5.01	210,776	9.3	1,755
$ 5.70	7,676	7.2	7,676
$11.40	121,095	9.6	—

	3,247,303		1,616,225

      The following table represents the options granted to employees during fiscal year 2005:

	Estimated Fair				Compensation
	Market Value				Expense per
	of Underlying	Number of			Share Based on
	Common	Options	Exercise	Intrinsic	Minimum
Date of Grant	Stock	Granted	Price	Value	Value Method

July 2004	$3.02	15,795	$3.02	$—	$0.57
October 2004	$5.01	337,135	$5.01	$—	$0.94
January 2005	$11.40	133,381	$11.40	$—	$2.11
      The estimated fair value of the common stock for accounting purposes was based on contemporaneous valuations performed by management and approved by the board of directors. Management’s valuations considered a number of factors including:

•	Trailing 12 month sales;

•	Key milestones;

•	Comparable company and industry analysis;

•	Third party preferred stock investments and the impact of those investments on the common stock value;

•	Third party offer to purchase the business; and

•	Anticipated initial public offering price per share and the timing of the initial public offering.
      These valuations are based on a number of estimates and assumptions and the adjustment of any of the factors could result in an estimate of fair value which would be materially different than the one the Company determined.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
      The differences between the range of deemed fair values of $3.02 and $11.40 per share for stock options granted during the last 12-months and the initial public offering price in July 2005 were a result of the following factors:

•	In July of 2004 and October of 2004, the Company granted 15,795 and 337,135 options with fair values of $3.02 and $5.01 per share, respectively. The Company received information from an outside firm that indicated OTC products generally trade at 2.8 to 3.0 times trailing 12 month net sales. Therefore, the Company assumed the Company’s enterprise value was approximately three times trailing 12 month net sales. Additionally, the Company included a private company lack of liquidity discount of 15% to 20%, which the Company believes to be consistent with current initial public offering discounts.

•	At January of 2005, the Company granted 133,381 options at a deemed fair value of $11.40 per share. The Company’s sales activity had increased significantly due to the consumer advertising campaign that was launched in November 2004 and was expected to continue at higher rates. As such, the trailing 12 month sales methodology did not adequately capture the new sales trend at January of 2005. Around that time, the Company received a non-binding letter from another company to acquire the business, however, the Company did not pursue the offer. Simultaneously, the Company was beginning initial public offering discussions and based upon discussions with financial advisors who rely on comparable company trading multiples and market conditions, the Company determined it was worth $11.40 per share, which was within the range of the non-binding letter and its initial public offering expectations.
      Although it is reasonable to expect that the completion of the initial public offering will add value to the Company’s shares because they will have increased liquidity and marketability, the amount of additional value cannot be measured with either precision or certainty.

Warrants
      At June 30, 2005, the Company has the following outstanding warrants to purchase stock:

	Outstanding	Exercise
	Warrants	Price

Common Stock	3,711	$0.03
Common Stock	133,986	$4.13
Series B	265,768	$4.56

Total	403,465

      In connection with the Company’s initial public offering in July 2005, all outstanding Series B warrants were converted into common stock warrants.

6.	Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      The net deferred tax assets relate primarily to NOLs and sales reserves. Prior to fiscal 2004, it could not be determined that it was more likely than not the deferred tax assets would be realized due to the

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
lack of a history of earnings. As a result, an offsetting valuation allowance was recorded in the amount of the entire deferred tax asset balance. NOLs approximated $8,438 at June 30, 2005 and will expire between fiscal 2013 and 2018. The Company also had research credits of $341 at June 30, 2005, which will expire between fiscal 2006 and 2009. The NOLs and research credits are subject to limitations under Internal Revenue Code Sections 382 and 383, which contain provisions that limit the NOLs and research credits available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. During fiscal year 2004, the Company utilized a portion of its NOLs. Given this utilization, as well as projections for taxable income for the fiscal year ended 2005, the entire valuation allowance was reversed as of June 30, 2004.
      The provision/(benefit) for income taxes consists of the following:

	June 30,

	2005	2004	2003

Current provision:
Federal	$6,743	$519	$—
State	2,146	150	—
Deferred:
Federal	7,767	(15,014)	—
State	782	(1,779)	—

Total provision/(benefit)	$17,438	$(16,124)	$—

      A reconciliation of the provision/(benefit) based on the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	June 30,

	2005	2004	2003

Provision at Federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of Federal benefit	4.3	(5.4)	—
Research credit	(0.4)	(0.7)	(0.9)
Change in valuation allowance	—	(113.8)	30.5
Debt discount	—	2.0	4.6
Incentive stock options	0.3	0.7	0.7
Other	—	0.4	0.1

Effective tax rate	39.2%	(81.8)%	0%

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
      The significant components of the net deferred tax assets are as follows:

	June 30,

	2005	2004

Deferred tax assets — current:
Net operating loss carryforwards	$1,733	$6,900
Sales reserves	3,782	3,052
Other	(60)	385

Total deferred tax assets — current	5,455	10,337

Deferred tax assets — non-current:
Net operating loss carryforwards	595	2,870
Deferred gain on sale of plant assets	606	649
Research credit	341	1,393
AMT credit	—	519
Nonqualified stock options	882	899
Returns	1,230	—
Intangibles	(1,199)	—
Other	334	126

Total deferred tax assets — non-current	2,789	6,456

Total net deferred tax assets	$8,244	$16,793

      The Company is in the process of determining the tax impact of the American Jobs Creation Act of 2004.

7.	Commitments and Contingencies
      The Company has obligations under noncancelable operating leases for buildings and certain equipment expiring in various years through August 2014.
      Rent expense was approximately $476, $677 and $989 for fiscal 2005, 2004, and 2003, respectively. Future minimum rental commitments are as follows:

Fiscal 2006	$1,354
Fiscal 2007	976
Fiscal 2008	536
Fiscal 2009	498
Fiscal 2010	489
Thereafter	2,000

$5,853

      Future rental commitments are primarily for the office building in Chester, New Jersey, which terminates in August 2014.
      In connection with the Supply Agreement, the Company is obligated to pay a minimum profit share to Cardinal Health of $3,000 each year for the contract years ending March 31, 2006, and 2007. As of

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
June 30, 2005, the Company has exceeded the minimum profit share amount to Cardinal Health for the contract year ending March 31, 2006.
      On March 28, 2003, CellTech Pharmaceuticals, Inc., CellTech US, Inc. and CellTech Americas, Inc. brought suit against the Company and certain current and former employees in the United States District Court for the Western District of New York. Plaintiffs alleged that the Company (and certain individuals) misappropriated trade secrets and breached confidentiality provisions in a manufacturing contract and in the individual’s past employment contracts with plaintiffs.
      The Company agreed to settle the lawsuit on April 14, 2004 for the amount of $2,000. Additionally, the Company entered into a royalty-bearing license agreement whereby the Company will make monthly payments to Celltech based on a percentage of sales of certain of the Company’s products. The license agreement is for a ten-year period commencing December 31, 2003. Payments made under the license agreement are subject to an annual minimum of $200 and an annual maximum of $500. The Company recorded a liability, and a related other asset, of approximately $1,270, which represented the present value of the minimum amount due under the license agreement of ten annual payments of $200 per year, discounted at 10% per year. The other asset will be amortized as additional royalty expense over the ten-year term of the license agreement.
      On May 7, 2004 the Company filed a complaint in the U.S. District Court for the Southern District of New York against Carolina Pharmaceuticals, Inc. (“Carolina”). The Company filed an amended complaint on October 25, 2004, which added Cornerstone as a defendant. The amended complaint alleged trademark, false advertising and unfair competition claims, and sought damages and injunctive relief. Carolina and Cornerstone filed counterclaims against the Company, alleging that the Company’s activities with respect to its single-entity Mucinex product violate the anti-monopoly provisions of the federal antitrust laws, that the Company had engaged in false advertising in violation of federal law with respect to single-entity Mucinex and the Company’s AlleRxtm and Aquatab products, and that the Company had violated state law in competing with the products of Carolina and Cornerstone. In February 2005, the Company entered into an agreement with Cornerstone in which it received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRxtm trademarks from the Company. Additionally, the parties released each other from all claims and damages in the lawsuit. As part of this arrangement, the Company is contractually obligated to assume the financial responsibility for the first $1,000 of returned AlleRxtm product, which was sold by the Company prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1,000 of Humibid product returns for the same 18 month period. After the $1,000 threshold is met, the Company will have the responsibility for all Humibid product returns whether sold by the Company or Cornerstone and Cornerstone will bear the same liability for AlleRxtm products. In connection with this agreement, the Company is obligated to pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005. Subsequent to June 30, 2005, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. The Company is currently evaluating whether it is responsible for these returns under the settlement agreement with Cornerstone. The Company believes it is not liable under the agreement, however, an obligation to accept these returns would result in an additional charge to pretax earnings of up to $3,600.
      The Company is a party to various other claims and suits arising out of matters occurring during the normal course of business. However, as of June 30, 2005, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
      In March 2004, the Company entered into a development and license agreement with PD, an affiliate of JMED, in which the Company licensed certain intellectual property to commercialize certain respiratory products. Pursuant to the agreement, the Company paid PD $1,250. Under this agreement, upon a change of control, which includes a public offering, PD has the right to exchange the appraised fair market value of all of its economic interest (i.e., on-going royalty interest) in the licensed products into shares of the Company’s common stock (“Exchange Rights”). In July 2005, the Company decided not to go forward with the agreement. As a result, the Company paid and will expense $500 to selling, marketing and administrative expenses in July 2005 and wrote off the $900 intangible asset balance at June 30, 2005.
      In December 2004, the Company entered into an agreement with JMED for the ability to transfer the AlleRxtm license agreement to Cornerstone and the Company paid JMED $2,000 in January 2005. In connection with the PD License agreement, JMED was granted the right to convert its on-going royalty interest in the AlleRxtm product to the Company’s common stock in the event of a public offering or change of control. The assignment of the JMED agreement to Cornerstone provided that JMED had the right to exchange its royalty interest for the Company’s common stock, as outlined under the PD license agreement. The valuation of the on-going royalty was scheduled to be performed prior to March 31, 2005. The parties have waived the March 31, 2005 deadline and are currently working toward obtaining a valuation. To the extent that the final appraisal exceeds the $2,000 previously paid, JMED will have the right to convert such excess into the Company’s common stock at the price per share in the public offering. Upon conversion of JMED’s royalty interest into the Company’s common stock, the Company will become the recipient of future royalties earned under the license agreement. If JMED does not elect to convert the excess royalty interest into the Company’s common stock, JMED will continue to collect royalties under the license agreement and the Company will be paid 40% of such royalties up to a maximum of $1,000. The Company had agreed to guarantee the royalty payments due to JMED from Cornerstone through the date of a change of control or public offering; therefore, as a result of the Company’s July 2005 offering, the Company no longer guarantees these payments.
      During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will be exiting the dextromethorphan manufacturing business. At such time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. However, based upon the recent Mucinex DM sales activity, the Company believes that as of June 30, 2005, the remaining supply will meet the Company’s needs through July 31, 2006. Cardinal Health has made a commitment to the dextromethorphan supplier and is obligated to take delivery of the material over the course of three years beginning in September 2004. The Company has provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that the Company will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the material or (ii) six years from the date of the letter agreement. Furthermore, the Company is actively pursuing alternative sources of material suppliers for dextromethorphan. As of June 30, 2005, the remaining commitment is approximately $2,200.
      Cardinal Health obtains all of the guaifenesin for the Company’s products from a single supplier, Boehringer Ingelheim. According to Cardinal Health’s agreement with Boehringer Ingelheim, which expires in June 2006, Cardinal Health must purchase all of the guaifenesin used in Mucinex SE and at least 90% of the guaifenesin used in the Company’s products produced under all subsequent NDAs.

8.	Working Capital and Equipment Loans
      In March 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank to provide a revolving line of credit and equipment advances not to exceed $3,500 and $1,000, respectively.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)
In December 2003, the line of credit was increased to $5,000. The line of credit expired in December 2004. The Company has not had any outstanding balances under the revolving line of credit since May 2003. The Company is currently evaluating its need for a line of credit.

9.	Sale of Manufacturing Operation
      On April 1, 2004, pursuant to an Asset Purchase Agreement, the Company sold substantially all of its net manufacturing assets to Cardinal Health for approximately $5,580, which exceeded the Company’s carrying value of such assets sold. A deferred gain of approximately $1,690 was recorded in fiscal 2004 in connection with this transaction. The deferred gain is being amortized as a reduction of cost of sales over the term of the supply agreement. As of June 30, 2005, the deferred gain on sale of the manufacturing plant was $1,478. In connection therewith, the Company and Cardinal Health entered into the Supply Agreement, whereby Cardinal Health will operate as the exclusive manufacturer of the Company’s products, including Mucinex. Adams will continue to own its products and all intellectual property related thereto. Additionally, on April 1, 2004, the Company entered into a distribution services agreement with a separate Cardinal Health entity, whereby Cardinal Health will act as the Company’s exclusive distributor of all the Company’s products.

10.	Dividend
      On June 2, 2005, the board of directors approved the payment of a cash dividend of $45,000 on shares of the Company’s common stock and shares of the Company’s preferred stock on an “as converted” basis (in accordance with the Company’s Certificate of Designations, Rights and Preferences of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Company’s Certificate of Incorporation). The dividend was paid on June 22, 2005. The portion of the dividend that was paid on the “as converted” preferred stock was $30,033 and is reflected as an increase to net loss applicable to common stockholders.

11.	Subsequent Events
      In July 2005, the Company completed its initial public offering of 9,142,500 shares of its common stock at a price of $17.00 per share. The offering consisted of 6,889,500 newly issued shares sold by the Company and 2,253,000 shares sold by selling stockholders. The offering generated gross proceeds of approximately $117,000 to the Company. In connection with the offering, all redeemable convertible preferred stock was converted into shares of common stock.

Adams Respiratory Therapeutics, Inc.
Notes to Financial Statements — (Continued)
($ in thousands, except per share amounts)

12.	Quarterly Results

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2005	2004	2005	2004	2005	2004	2005	2004

	(Unaudited)
Net Sales	$25,923	$5,851	$36,098	$21,223	$59,038	$21,899	$39,151	$12,322
Cost of goods sold	6,211	1,631	7,139	3,418	11,326	3,376	6,450	3,503

Gross profit	19,712	4,220	28,959	17,805	47,712	18,523	32,701	8,819
Selling, marketing and administrative	7,831	4,580	22,937	5,254	21,903	7,027	25,373	6,425
Product development	1,475	726	1,584	993	1,459	659	2,874	803
Interest expense	28	775	24	807	25	832	24	989
Interest income	(137)	(27)	(157)	(25)	(225)	(49)	(371)	(104)

Income/(loss) before income taxes	10,515	(1,834)	4,571	10,776	24,550	10,054	4,801	706
Provision/(benefit) for income taxes	4,080	—	1,778	—	9,756	—	1,824	(16,124)

Net income/(loss)	6,435	(1,834)	2,793	10,776	14,794	10,054	2,977	16,830
Accretion of preferred stock	(62,789)	(4,576)	(62,789)	(4,575)	(24,999)	(9,555)	(51,989)	(9,394)

Dividend paid to preferred stockholders	—	—	—	—	—	—	(30,033)	—

Net (loss)/income applicable to common stockholders	$(56,354)	$(6,410)	$(59,996)	$6,201	$(10,205)	$499	$(79,045)	$7,436

(Loss)/income per common share — diluted	$(9.77)	$(1.95)	$(10.00)	$0.68	$(1.67)	$0.05	$(11.20)	$0.77
Proforma income per common share — diluted	$0.24	$(0.09)	$0.10	$0.41	$0.52	$0.38	$0.10	$0.63

Schedule II
Adams Respiratory Therapeutics, Inc.
Valuation and Qualifying Accounts
($ in thousands)
      Valuation and qualifying accounts deducted from assets to which they apply:

	Allowance for Accounts Receivable

	Reserve for	Reserve	Reserve for	Valuation
	Doubtful	for Cash	Trade	Allowance for
	Accounts	Discounts	Promotions	Deferred Tax Assets

For the year ended June 30, 2003:
Balance at the beginning of the year	37	9	—	17,391
Additions: Charged to costs and expenses(1)	9	385	—	7,727
Deductions from reserves	(11)	(345)	—	—

Balance at the end of period	35	49	—	25,118

For the year ended June 30, 2004:
Balance at the beginning of the year	35	49	—	25,118
Additions: Charged to costs and expenses(1)	182	1,526	1,155	—
Deductions from reserves	(14)	(1,432)	(167)	(25,118)

Balance at the end of period	203	143	988	—

For year ended June 30, 2005:
Balance at the beginning of the year	203	143	988	—
Additions: Charged to costs and expenses(1)	(4)	3,441	5,998	—
Deductions from reserves	(33)	(3,414)	(4,878)	—

Balance at the end of period	$166	$170	$2,108	$—

(1)	Charges related to cash discounts and trade promotions are reflected as reductions of sales to customers.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chester, New Jersey on September 27, 2005.

ADAMS RESPIRATORY THERAPEUTICS, INC.

/s/ Michael J. Valentino

By: Michael J. Valentino
Its: Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J. Valentino Michael J. Valentino	Chief Executive Officer and Director (principal executive officer)	September 27, 2005

/s/ David P. Becker David P. Becker	Chief Financial Officer (principal financial and accounting officer)	September 27, 2005

/s/ John Q. Adams, Sr. John Q. Adams, Sr.	Director	September 27, 2005

/s/ Steven A. Elms Steven A. Elms	Director	September 27, 2005

/s/ Joan P. Neuscheler Joan P. Neuscheler	Director	September 27, 2005

/s/ Donald J. Liebentritt Donald J. Liebentritt	Director	September 27, 2005

/s/ Harold F. Oberkfell Harold F. Oberkfell	Director	September 27, 2005

/s/ William C. Pate William C. Pate	Director	September 27, 2005

/s/ Andrew N. Schiff, M.D. Andrew N. Schiff, M.D.	Director	September 27, 2005

EXHIBIT INDEX

Exhibit
Number			Description

2.1		—	Agreement of Merger between Adams Respiratory Therapeutics, Inc. and Adams Merger Sub, Inc. dated June 1, 2005, filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

3	.1*	—	Certificate of Incorporation of Adams Respiratory Therapeutics, Inc., as amended.

3.2		—	Bylaws of Adams Respiratory Therapeutics, Inc., filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

4.1		—	Specimen Stock Certificate of Adams Respiratory Therapeutics, Inc.’s Common Stock, par value $0.01 per share, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

4.2		—	Reference is made to Exhibits 3.1 and 3.2.

4.3		—	Amended and Restated Registration Rights Agreement, dated July 9, 2001, by and between Adams Laboratories, Inc. and certain stockholders, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

4.4		—	Series C Preferred Stock Registration Rights Agreement, dated May 19, 2003, between Adams Laboratories, Inc. and Tullis-Dickerson Capital Focus III, L.P., TD Origen Capital Fund, L.P., TD Lighthouse Capital Fund, L.P., EGI-Fund (02-04) Investors, LLC and Perseus-Soros Biopharmaceutical Fund, LP, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.1		—	Lease Agreement dated April 1, 2004 between Adams Laboratories, Inc. and William J. Adams, Jr. for Adams Respiratory Therapeutics, Inc.’s office in Chester, New Jersey, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.2†	—	Asset Purchase Agreement dated March 24, 2004 between Adams Laboratories, Inc. and Cardinal Health PTS, LLC, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.3†	—	Exclusive Distribution Agreement dated April 1, 2004 between Adams Laboratories, Inc. and Cardinal Health PTS, LLC, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.4†	—	Supply Agreement dated April 1, 2004 between Cardinal Health PTS, LLC and Adams Laboratories, Inc., filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.5		—	Commercial Services Agreement dated April 1, 2004 between Cardinal Health PTS, LLC and Adams Laboratories, Inc., filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.6‡	—	1999 Long-Term Incentive Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.7‡	—	Form of Award under the 1999 Long-Term Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.8		—	Adams Respiratory Therapeutics, Inc. Director Compensation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.9		—	Form of Awards under Adams Respiratory Therapeutics, Inc. Director Compensation Plan, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

Exhibit
Number			Description

10	.10‡	—	Adams Laboratories, Inc. Retirement Savings Plan, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.11‡	—	Employment Agreement with Michael J. Valentino dated August 7, 2003, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.12‡	—	Income Security Agreement with David P. Becker dated September 22, 2004, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.13‡	—	Income Security Agreement with John Thievon dated September 22, 2004, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.14‡	—	Income Security Agreement with Robert Casale dated September 22, 2004, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.15‡	—	Income Security Agreement with Walter E. Riehemann dated September 22, 2004, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.16‡	—	Income Security Agreement with Helmut H. Albrecht dated October 1, 2004, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.17‡	—	Income Security Agreement with Susan Witham dated October 4, 2004, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.18		—	Form of Indemnity Agreement between Adams Respiratory Therapeutics, Inc. and Directors and Certain Officers, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.19		—	Sublease Agreement and Lessor Consent dated April 1, 2004 between Adams Laboratories, Inc., Cardinal Health PTS, LLC and The Estate of James Campbell, Deceased for Adams Respiratory Therapeutics, Inc.’s development and customer service operations in Ft. Worth, Texas, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.20		—	Settlement Agreement dated January 14, 2005 by and among Adams Laboratories, Inc., Carolina Pharmaceuticals, Inc. and Cornerstone Biopharma, Inc. , filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.21‡	—	Adams Respiratory Therapeutics, Inc. 2005 Incentive Plan, filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.22‡	—	Form of Restricted Stock Award under Adams Respiratory Therapeutics, Inc. 2005 Incentive Plan, filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.23‡	—	Form of Incentive Stock Option Award under Adams Respiratory Therapeutics, Inc. 2005 Incentive Plan, filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.24‡	—	Form of Non-Statutory Stock Option Award under Adams Respiratory Therapeutics, Inc. 2005 Incentive Plan, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

14*		—	Code of Business Conduct and Ethics.

21*		—	Subsidiaries.

23*		—	Consent of Ernst & Young LLP.

Exhibit
Number			Description

31	.1*	—	Certification of the Chief Executive Officer of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	—	Certification of the Chief Financial Officer of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

‡	Management compensation contract or plan.