Form 10-Q
period 2005-09-30
Adams Respiratory Therapeutics, Inc.
filed 2005-11-10
CIK 1319439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-51445
ADAMS RESPIRATORY THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	75-2725552
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
425 Main Street
Chester, New Jersey 07930
(Address of principal executive offices including zip code)
(908) 879-1400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of November 8, 2005: 33,301,128 shares.

ADAMS RESPIRATORY THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Specifically, this report contains, among others, forward-looking statements regarding:
•	the increase in stock compensation expense and the reduction in the expected life of our stock options;

•	our involvement in litigation having a material adverse impact on our business, financial condition, results of operations or cash flows;

•	our obligations related to product returns;

•	our ability to obtain sufficient quantities of raw materials, including guaifenesin and dextromethorphan;

•	our reliance on third parties to manufacture our products and our intentions related to repurchasing the Fort Worth, Texas manufacturing assets and operations;

•	our expectations of the seasonality of Mucinex sales and related revenue fluctuations;

•	our intentions to market additional products, grow our business and expand our product portfolio;

•	our ability to meet our anticipated operating needs with our revenues;

•	the FDA’s removal of competing, unapproved products from the market and the timeline for development and FDA approval of competitive long-acting guaifenesin products;

•	the timing of the USPTO’s reexamination of the patentability of our delivery system for guaifenesin and our ability to prevail in the reexamination process;

•	our reliance on and continued consolidation of our top customers;

•	the adequacy of our insurance coverage;

•	our expectations of increased pricing pressures;

•	our ability to leverage our brand name; and

•	our exposure to credit rate and interest rate risk.
     Any forward-looking statements contained in this quarterly report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those described in Part I, Item 2 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Results.”

     These cautionary statements should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described herein. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this quarterly report, whether as a result of new information, future developments or otherwise.
     If one or more of the risks or uncertainties referred to in this quarterly report materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, financial condition, growth strategy and liquidity. You should specifically consider the factors identified in this quarterly report that could cause actual results to differ. We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     As used herein, except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” refer to Adams Respiratory Therapeutics, Inc. and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.
Adams Respiratory Therapeutics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30,	June 30,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,942	$24,655
Accounts receivable, net of allowance for doubtful accounts of $179 at September 30, 2005 and $166 at June 30, 2005	19,089	8,531
Inventories, net of reserve for obsolescence of $29 at September 30, 2005 and June 30, 2005	4,000	3,107
Prepaid expenses and other assets	3,788	4,727
Income taxes receivable	—	4,990
Deferred tax assets	5,123	5,455

Total current assets	181,942	51,465

Property, plant and equipment, net of accumulated depreciation of $557 at September 30, 2005 and $467 at June 30, 2005	1,940	1,925
Deferred tax assets	1,442	2,789
Intangibles and other assets, net of accumulated amortization of $1,008 at September 30, 2005 and $799 at June 30, 2005	5,755	7,661

Total assets	$191,079	$63,840

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,712	$6,818
Accrued compensation and related items	1,835	866
Accrued returns, chargebacks, rebates and other sales allowances	9,590	9,947
Income taxes payable	3,159	—
Other current liabilities	1,661	1,098

Total current liabilities	24,957	18,729

Long-term liabilities:
Deferred gain on sale of plant assets	1,436	1,478
Accrued royalties	827	803

Total liabilities	27,220	21,010

Redeemable convertible preferred stock:
Series A, $0.01 par value:
Issued and outstanding shares – none at September 30, 2005 and 4,307 at June 30, 2005	—	98,705
Series B, $0.01 par value:
Issued and outstanding shares – none at September 30, 2005 and 6,328 at June 30, 2005	—	98,251
Series C, $0.01 par value:
Issued and outstanding shares – none at September 30, 2005 and 4,849 at June 30, 2005	—	119,499

Total redeemable convertible preferred stock	—	316,455

Stockholders’ equity/(deficit):
Preferred Stock, $0.01 par value:
Authorized shares – 50,000, Issued and outstanding – none	—	—
Common stock, $0.01 par value:
Authorized shares – 100,000, Issued and outstanding shares – 33,253 at September 30, 2005 and 8,737 at June 30, 2005	333	87
Additional paid-in capital	440,331	15,481
Accumulated deficit	(276,805)	(289,193)

Total stockholders’ equity/(deficit)	163,859	(273,625)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$191,079	$63,840

See Notes to Consolidated Financial Statements which are an integral part of these statements

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Net sales	$47,017	$25,923
Cost of goods sold	8,521	6,211

Gross margin	38,496	19,712

Selling, marketing & administrative	15,869	7,831
Product development	3,426	1,475
Interest income, net	(926)	(109)

	18,369	9,197

Income before income taxes	20,127	10,515
Provision for income taxes	7,739	4,080

Net income	12,388	6,435
Accretion of preferred stock	—	(62,789)

Net income/(loss) applicable to common stockholders	$12,388	$(56,354)

Income/(loss) per common share
Basic	$0.44	$(9.77)
Diluted	$0.36	$(9.77)

Weighted-average of common shares used in income/(loss) per share calculation
Basic	27,870	5,766
Diluted	34,745	5,766
See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands)

							Total
							Redeemable					Total
	Preferred Stock						Convertible			Additional		Stockholders’
	Series A		Series B		Series C		Preferred	Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2005	4,307	$98,705	6,328	$98,251	4,849	$119,499	$316,455	8,737	$87	$15,481	$(289,193)	$(273,625)
Stock option compensation expense (unaudited)	—	—	—	—	—	—	—	—	—	1,001	—	1,001
Exercise of stock options (unaudited)	—	—	—	—	—	—	—	91	1	101	—	102
Exercise of warrants (unaudited)	—	—	—	—	—	—	—	1	0	—	—	0
Tax benefit of stock option exercises (unaudited)	—	—	—	—	—	—	—	—	—	866	—	866
Issuance of common stock (unaudited)	—	—	—	—	—	—	—	6,890	69	106,603	—	106,672
Conversion of preferred stock (unaudited)	(4,307)	(98,705)	(6,328)	(98,251)	(4,849)	(119,499)	(316,455)	17,534	176	316,279	—	316,455
Net income (unaudited)	—	—	—	—	—	—	—	—	—	—	12,388	12,388

Balance as of September 30, 2005 (unaudited)	—	$—	—	$—	—	$—	$—	33,253	$333	$440,331	$(276,805)	$163,859

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three months Ended September 30,
	2005	2004
	(unaudited)
Operating Activities
Net income	$12,388	$6,435
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	299	141
Stock option compensation expense	1,001	90
Deferred taxes	1,679	—
Changes in operating assets and liabilities:
Accounts receivable	(10,558)	(12,415)
Inventories	(893)	(1,142)
Prepaid expenses and other current assets	939	217
Accounts payable	1,894	3,804
Income taxes	8,149	3,920
Accrued expenses and other liabilities	1,680	(1,722)

Net cash provided by/(used in) operating activities	16,578	(672)

Investing Activities
Purchases of property, plant and equipment	(105)	(1,330)

Net cash (used in) investing activities	(105)	(1,330)

Financing Activities
Proceeds from exercise of stock options and warrants	102	19
Net proceeds from issuance of common stock	107,846	—
Excess tax benefit from exercise of stock options	866	—

Net cash provided by financing activities	108,814	19

Net increase/(decrease) in cash and cash equivalents	125,287	(1,983)
Cash and cash equivalents at beginning of period	24,655	43,391

Cash and cash equivalents at end of period	$149,942	$41,408

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
     Basis of Presentation
          The Company operates in one business segment, specialty pharmaceuticals. The Company’s “fiscal year” is from July 1 through June 30. Certain prior year amounts have been reclassified to conform to the current year presentation.
          The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For a better understanding of the Company and its financial statements, the Company recommends reading these unaudited financial statements and notes in conjunction with the audited financial statements and notes to those financial statements for the year ended June 30, 2005, which are included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2005.
     Principles of Consolidation
          The consolidated financial statements include the accounts of Adams Respiratory Therapeutics, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Effective June 30, 2005, the Company incorporated Adams Respiratory Therapeutics Products, Inc. and Adams Respiratory Therapeutics Commercial Operations, Inc. as wholly-owned subsidiaries.
     Use of Estimates
          The financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the use of judgments and estimates by management that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
     Intangibles and Other Assets
          During fiscal year 2004, the Company paid $1,250 to enter into a development and license agreement with Pharmaceuticals Design L.L.C. (“PD”) for the rights to market respiratory products in patent-protected packaging configurations. In July 2005, the Company decided not to go forward with the development and license agreement with PD. To terminate this agreement, the Company paid and expensed $500 to selling, marketing and administrative expenses during the first quarter of fiscal year 2006. In addition, the Company wrote off the related intangible asset with a net book value of $900 to selling, marketing and administrative expenses as of June 30, 2005.
          In December 2004, the Company entered into an agreement with JMED Pharmaceuticals, Inc. (“JMED”), an affiliate of PD, for the ability to transfer the AlleRx™ license to Cornerstone Biopharma, Inc. (“Cornerstone”). The Company paid $2,000 in January 2005 towards the acquisition of this license, which is being amortized over five years. Upon completion of a valuation of the future royalties under the license agreement, JMED will have the right to either (i) convert the valuation amount in excess of the $2,000, if any, into the Company’s common stock at the initial public offering price in which case, the Company will become entitled to future AlleRx™ royalties or (ii) JMED will continue to receive the future AlleRx™ royalties and JMED will pay the Company 40% of future royalties up to a maximum of $1,000.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (continued)
($ in thousands, except per share amounts)
          In connection therewith, in February 2005, the Company entered into an agreement with Cornerstone in which it received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRx™ trademarks from the Company. Additionally, the parties released each other from all claims and damages in a lawsuit that the Company filed in 2004. As part of this arrangement, the Company is contractually obligated to assume the financial responsibility for the first $1,000 of returned AlleRx™ product that was sold by us prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1,000 of Humibid product returns for the same 18-month period. After the $1,000 threshold is met, the Company will have the responsibility for all Humibid product returns, whether sold by it or Cornerstone, and Cornerstone will bear the same liability for AlleRx™ products. In connection with this agreement, the Company is obligated to pay to Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005, with an annual minimum royalty payment of $50.
          The Company recorded a $3,000 intangible asset, which represents the fair value of the Humibid trademark, and a corresponding $3,000 liability, which the Company assumed in the transaction. The liability assumed represents the assumed returns liability in excess of the $1,000 threshold in this transaction. This asset is being amortized over its remaining estimated useful life of 15 years. The $3,000 liability is recorded in accrued returns, chargebacks, rebates and other sales allowances. As of September 30, 2005, approximately $905 of Humibid inventory has been returned which is recorded in prepaid expenses and other assets as a receivable due from Cornerstone, as Cornerstone is financially liable for the first $1,000 of Humibid product returns.
          At June 30, 2005, there were $1,697 of deferred offering costs included in intangibles and other assets. An additional $553 was incurred during the three months ended September 30, 2005. These costs are specific incremental costs directly attributable to the initial public offering. The total deferred offering costs of $2,250 were applied against the proceeds of the offering when the shares were issued.
     Income Taxes
          Income taxes are recorded in the Company’s quarterly consolidated financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 38.5% and 38.8% for the periods ended September 30, 2005 and 2004, respectively.
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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (continued)
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
          Rebates and sales incentives are recognized as a reduction of sales at the later of (i) the date at which the related revenue is recorded or (ii) the date at which the incentives are offered. Trade promotions include co-operative advertising arrangements and are recorded as a reduction of sales when the related revenue is recorded. In January 2005, the Company issued coupons that expired May 1, 2005. The Company estimates the cost of rebates, sales incentives and trade promotions based on its historical experience with similar programs.
          If actual future payments for product returns and other sales allowances exceed the estimates the Company made at the time of sale, its financial position, results of operations and cash flow would be negatively impacted.
     Cardinal Health Profit Share Arrangement
          On April 1, 2004, the Company sold substantially all of its manufacturing assets located in Fort Worth, Texas to Cardinal Health PTS, LLC (“Cardinal Health”). In connection therewith, the Company entered into a supply agreement (the “Supply Agreement”) with Cardinal Health, whereby Cardinal Health manufactures substantially all of the Company’s products. Under the Supply Agreement, Cardinal Health is required to segregate direct manufacturing costs from indirect manufacturing costs, as defined therein. As finished goods are completed and shipped to a Company-designated warehouse, Cardinal Health bills the Company for the actual direct manufacturing costs incurred plus a mark-up percentage. The mark-up percentage is strictly provided for interim billing and cash flow purposes and the final amount payable to Cardinal Health is calculated at the end of each contract year (March 31st) under a profit sharing formula. The amount that is subject to the profit sharing is calculated as net sales, as defined in the Supply Agreement, less the actual manufacturing cost of the goods sold during the contract year less freight and other logistics costs. The resulting gross profit is subject to profit sharing rates that decline as the total value of gross profit increases. At the end of the contract year, a reconciliation is completed and a billing adjustment is made to the extent that the actual calculated profit share is greater or lower than the total mark-up paid to Cardinal Health during the contract year. A true-up of the actual profit share amounts earned is compared to payments made to Cardinal Health at each March 31. The Company also makes estimates of the profit share amount earned by Cardinal Health at each balance sheet date and compares that to the payments made to Cardinal Health. The Company records a receivable or payable for the difference. At September 30, 2005, the Company had a receivable of $1,226 as a result of the mark-up billed by Cardinal Health exceeding the estimated March 31, 2006 contract year effective profit share amount, which is included in prepaid expenses and other assets. In addition, the Company had a receivable of $543 as of September 30, 2005 from Cardinal Health relating to the contract year ended March 31, 2005 that was paid in October 2005.
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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (continued)
($ in thousands, except per share amounts)
          The Company is considering exercising its option to repurchase the Fort Worth, Texas manufacturing assets and operations back from Cardinal Health and may use a portion of the proceeds from the Company’s initial public offering for such repurchase.
     Concentration of Credit Risk
          The Company sells its products principally to wholesalers and retailers, including mass merchandisers, grocery stores, membership clubs, and drug stores throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Prior to the increased sales of Mucinex products, the Company’s major customers were primarily major pharmaceutical and healthcare products wholesalers. Subsequently, the Company reduced its concentration levels with certain customers and now sells to a combination of wholesalers, major retailers and mass merchandisers. The table below outlines the percentage of gross sales made to the following customers:

	September 30
	2005	2004
Wholesaler – A	11%	19%
Wholesaler – B	3%	10%
Wholesaler – C	5%	8%
Major retailer – A	11%	17%
Major retailer – B	21%	11%
Major retailer/mass merchandiser	17%	8%
     Accounting for Stock-Based Compensation
          Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) – Share-Based Payment (“SFAS No. 123(R)”), which expands and clarifies SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 123”), in several areas. The Company elected the prospective method for all grants in fiscal year 2006. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. The Company uses the graded-vesting methodology to record the stock-based compensation expense over the vesting period, which generally ranges from three to five years. This methodology results in a greater amount of expense recognized towards the beginning of the vesting period as opposed to the straight-line method. Because subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
          Prior to fiscal year 2006, the Company accounted for its stock-based compensation using the minimum value method as permitted for nonpublic companies under SFAS No. 123. However, after the Company’s July 20, 2005 initial public offering, the Company is no longer considered “nonpublic” and had to consider a volatility assumption in the calculation of fair value. Because the Company does not have much history as a public company to support its estimate of future volatility, a combination of peer companies in its industry with similar business cycles was used. This volatility assumption was used on options granted after July 20, 2005. The addition of this assumption materially increased the fair value of future options grants.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (continued)
($ in thousands, except per share amounts)
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

	September 30
	2005	2004
Net income/(loss)	$12,388	$6,435
Accretion of preferred stock	—	(62,789)

Net income/(loss) applicable to common stockholders	$12,388	$(56,354)

Average shares outstanding – basic	27,869,604	5,766,186
Preferred shares before conversion	3,811,690	—
Warrants	331,843	—
Stock options	2,731,445	—

Average shares outstanding – diluted	34,744,582	5,766,186

Income/(loss) per common share:

Basic	$0.44	($9.77)
Diluted	$0.36	($9.77)
          As of September 30, 2005 and 2004, there were 50,035 and 4,472,244, respectively, of common share equivalents outstanding for the period, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.
2. Benefit Plan
          The Company provides a 401(k) benefit plan (the “Plan”) covering substantially all employees. Under the Plan, employees are eligible to participate in the Plan upon attaining the age of 21 and completing six months of service and can contribute up to 80% of their compensation each year subject to certain Internal Revenue Code limitations. The Board of Directors approved a match on employee contributions made during calendar year 2005 contingent upon an established sales threshold for fiscal year 2005. The match is on employee contributions starting on January 1, 2005. The match of $101 was accrued on the deferrals from January 1, 2005 to September 30, 2005 in selling, marketing and administrative expenses. Of that total match, $39 was recorded for the three months ended September 30, 2005.
3. Stockholders’ Equity (Deficit)
     Initial Public Offering
          In July 2005, the Company completed its initial public offering of 9,142,500 shares of common stock at a price of $17.00 per share. The offering consisted of 6,889,500 newly issued shares sold by the Company and 2,253,000 sold by selling stockholders. The offering generated gross proceeds of approximately $117,000 and net proceeds of $106,672. Upon completion of the initial public offering, all three series of redeemable convertible preferred stock were converted into 17,533,696 shares of common stock.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (continued)
($ in thousands, except per share amounts)
     Stock Compensation Plan
          In March 2005, the board of directors adopted, and in May 2005 the stockholders adopted, the 2005 Incentive Plan. Under the terms of the 2005 Incentive Plan, employees, directors and others designated by the board of directors may be granted awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance awards, restricted stock, stock units, dividend equivalents or other stock-based awards at the discretion of the compensation committee of the board of directors. Prior to the Company’s initial public offering, the Company issued awards under the 1999 Long-Term Incentive Plan, which had similar features to the 2005 Incentive Plan. The board of directors decided not to grant any additional awards pursuant to this plan after completion of the Company’s offering.
          The 2005 Incentive Plan is administered by the compensation committee. The compensation committee has the authority to: designate participants, determine the type or types of awards to be granted to each participant and the number, terms and conditions of award. Options granted are subject to a vesting term, generally over three to five years from the grant date. Options are granted for a fixed number of shares with an exercise price equal to the fair value at the date of grant. For options granted prior to the Company’s initial public offering on July 20, 2005, the fair value was based on valuations performed by management and approved by the board of directors. For options granted on or after July 20, 2005, the fair value of the stock was equal to the NASDAQ closing price at the date of grant. New shares are issued upon exercise of the stock options and the Company does not anticipate any share repurchases within the next annual period.
          Because the Company does not have much history as a public company to support its estimate of future volatility, the historical volatility of a combination of peer companies of similar nature and size were used to calculate the volatility assumption. The addition of the volatility assumption significantly increased the stock compensation expense from fiscal year 2005 to 2006 and this trend is expected to continue.
          In estimating the expected life of the options, the Company considered the vesting period of the grants, historical exercise patterns, the expected volatility of the stock, the 180-day lockup period, and employees’ ages and years of service. The Company reduced the expected life of the option from six years for fiscal year 2005 and prior down to five years for those grants in fiscal year 2006 after the initial public offering. The Company assumed that options would be exercised sooner because there is now a market for the stock and the increased stock volatility is expected to result in increased exercise activity in future periods when the lock-up period expires.
          The Company uses the graded vesting methodology to record compensation expense over the vesting period. This methodology results in a greater amount of expense recognized towards the beginning of the vesting period as opposed to the straight-line method. Because subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of its stock options.
          The Company recorded stock compensation expense of $1,001 and $90 for the three months ended September 30, 2005 and 2004, respectively, primarily in selling, marketing and administrative expenses. The tax benefit recognized on the stock compensation expense for the three months ended September 30, 2005 was $331 and related to the nonqualified stock options granted during the period. Compensation cost not yet recognized as of September 30, 2005 was $7,789 and is expected to be recognized over the next weighted average of 1.9 years.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (continued)
($ in thousands, except per share amounts)
          The following weighted-average assumptions were used in the calculation of fair value:

	Three Months Ended September 30,
	2005	2004
Expected life of the option	5 years	6 years
Risk-free interest rate	4.0%	3.4%
Volatility	67.1%	0.0%
Expected dividend yield	0%	0%
Weighted-average fair value per option granted	$11.49	$0.20
Intrinsic value of options exercised	$2,815	$32
          A summary of the Company’s stock option activity and related information is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price per Option
Options outstanding at June 30, 2004	3,223,585	$1.23
Granted	486,311	6.56
Canceled	(78,496)	2.26
Exercised	(384,097)	3.16

Options outstanding at June 30, 2005	3,247,303	1.68
Granted	842,826	17.81
Canceled	(8,800)	8.68
Exercised	(92,438)	1.12

Options outstanding at September 30, 2005	3,988,981	$5.09

     The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2005:

		Options Outstanding			Options Exercisable
		Weighted
		Average
		Years	Weighted			Weighted
Ranges		Remaining	Average			Average
of		On	Exercise	Aggregate		Exercise	Aggregate
Exercise	Number	Contractual	Price	Intrinsic	Number	Price	Intrinsic
Prices	Outstanding	Life	per Option	Value	Exercisable	per Option	Value
$0.40	1,930,429	7.3	$0.40	$61,561	1,240,597	$0.40	$39,563
$1.42-$2.22	536,621	8.4	1.55	16,494	116,599	1.53	3,586
$3.02-$4.56	347,829	6.6	3.69	9,947	211,649	4.12	5,962
$5.01-$5.70	216,346	9.0	5.03	5,898	17,608	5.23	477
$11.40	115,830	9.3	11.40	2,420	—	—	—
$17.00	791,891	9.8	17.00	12,108	—	—	—
$28.50-$34.11	50,035	9.9	30.66	102	—	—	—

	3,988,981			$108,530	1,586,453		$49,588

          The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing price of $32.29 as of September 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (continued)
($ in thousands, except per share amounts)
          The weighted-average grant date fair value per option for the following groups of options as of September 30, 2005 is as follows:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value per Option
Nonvested options at June 30, 2005	1,631,078	$0.42
Nonvested options at September 30, 2005	2,403,084	3.96
Vested at September 30, 2005	1,586,453	0.31
Granted during the 3 months ended September 30, 2005	842,826	11.49
Forfeited during the three months ended September 30, 2005	8,800	2.57
     Warrants
          At September 30, 2005, the Company has the following outstanding warrants to purchase common stock:

	Outstanding	Exercise
	Warrants	Price
	3,711	$0.03
	133,986	$4.13
	265,768	$4.56

Total	403,465

          These warrants have a term ranging from five to ten years, with the first warrants expiring in July 2006 and the last warrants expiring in June 2013.
4. Commitments and Contingencies
          The Company has obligations under noncancelable operating leases for buildings and certain equipment expiring in various years through August 2014.
          Future rental commitments are primarily for the office building in Chester, New Jersey, which terminates August 2014.
          In connection with the Supply Agreement, the Company is obligated to pay a minimum profit share to Cardinal Health of $3,000 each year for the contract years ending March 31, 2006 and 2007. As of September 30, 2005, the Company has exceeded the minimum profit share amount to Cardinal Health for the contract year ending March 31, 2006.
          The Company is a party to various claims and suits arising out of matters occurring during the normal course of business. However, as of September 30, 2005, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.
          On May 7, 2004, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Carolina Pharmaceuticals, Inc. (“Carolina”). The Company filed an amended complaint on October 25, 2004, which added Cornerstone as a defendant. The amended complaint alleged trademark, false advertising and unfair competition claims and sought damages and injunctive relief. Carolina and Cornerstone filed counterclaims against the Company, alleging that the Company’s activities with respect to its single-entity Mucinex product violate the anti-monopoly provisions of the federal antitrust laws, that the Company had engaged in false advertising in violation of federal law with respect to single-entity Mucinex and the Company’s AlleRx™ and Aquatab products,

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (continued)
($ in thousands, except per share amounts)
and that the Company had violated state law in competing with the products of Carolina and Cornerstone. In February 2005, the Company entered into an agreement with Cornerstone in which it received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRx™ trademarks from the Company. Additionally, the parties released each other from all claims and damages in the lawsuit. As part of this arrangement, the Company is contractually obligated to assume the financial responsibility for the first $1,000 of returned AlleRx™ product that was sold by the Company prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1,000 of Humibid product returns for the same 18-month period. After the $1,000 threshold is met, the Company will have the responsibility for all Humibid product returns, whether sold by the Company or Cornerstone, and Cornerstone will bear the same liability for AlleRx™ products. In connection with this agreement, the Company is obligated to pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005. During the first quarter of fiscal year 2006, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. The Company is currently evaluating whether it is responsible for these returns under the agreement with Cornerstone. The Company believes it can defend its position in accordance with the agreement; however, if it is determined that the Company is obligated for these returns, there could be an additional charge to pretax earnings of up to $3,600.
          In March 2004, the Company entered into a development and license agreement with PD, an affiliate of JMED, in which the Company licensed certain intellectual property to commercialize certain respiratory products. Pursuant to the agreement, the Company paid PD $1,250. In July 2005, the Company decided not to go forward with the agreement. As a result, the Company paid and expensed $500 to selling, marketing and administrative expenses in the first quarter of fiscal year 2006.
          In December 2004, the Company entered into an agreement with JMED for the ability to transfer the AlleRx™ license agreement to Cornerstone, and the Company paid JMED $2,000 in January 2005. In connection with the PD License agreement, JMED was granted the right to convert its on-going royalty interest in the AlleRx™ product to the Company’s common stock in the event of a public offering or change of control of the Company. The assignment of the JMED agreement to Cornerstone provided that JMED had the right to exchange its royalty interest for the Company’s common stock, as outlined under the PD license agreement. The valuation of the on-going royalty was scheduled to be performed prior to March 31, 2005. The parties have waived the March 31, 2005 deadline and are currently working toward obtaining a valuation. To the extent that the final appraisal exceeds the $2,000 previously paid, JMED will have the right to convert such excess into the Company’s common stock at the price per share in the public offering. Upon conversion of JMED’s royalty interest into the Company’s common stock, the Company will become the recipient of future royalties earned under the license agreement. If JMED does not elect to convert the excess royalty interest into the Company’s common stock, JMED will continue to collect royalties under the license agreement and the Company will be paid 40% of such royalties, up to a maximum of $1,000.
          During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will be exiting the dextromethorphan manufacturing business. At such time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. Cardinal Health has made a commitment to the dextromethorphan supplier and is obligated to take delivery of the material over the course of three years beginning in September 2004. The Company has provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that the Company will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the material or (ii) six years from the date of the letter agreement. In November 2005, the Company agreed to extend this contract to purchase an additional 45 metric tons of dextromethorphan through 2009, which the Company believes will meet its needs for at least the next five years. As of September 30, 2005, the remaining commitment for the entire contract is approximately $14,400.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (continued)
($ in thousands, except per share amounts)
          Cardinal Health obtains all of the guaifenesin for the Company’s products from two suppliers, Boehringer Ingelheim and Delta Synthetic Co., LTD (“Delta”). According to Cardinal Health’s agreement with Boehringer Ingelheim, which expires in June 2006, Cardinal Health must purchase all of the guaifenesin used in Mucinex SE and at least 90% of the guaifenesin used in the Company’s products produced under all subsequent New Drug Applications. The Company recently received Food and Drug Administration approval to use Delta as a supplier of guaifenesin. Cardinal Health is currently purchasing guaifenesin from Delta and Boehringer Ingelheim due to Boehringer Ingelheim’s failure to supply the required amounts under the Company’s agreement with Boehringer Ingelheim.
5. Subsequent Events
          In October 2005, the Company entered into a twelve-year operating lease for a new office facility in Chester, New Jersey, which will commence on or about March 1, 2006. The first three years’ rent is fixed at $816 per year and increases to $897 in years four through six; $920 in years seven through nine; and $1,000 in years ten through twelve. The Company is currently considering its plans for its existing facility in Chester, New Jersey.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the MD&A, financial statements and related notes included in our Annual Form Report on Form 10-K for the year ended June 30, 2005, together with our financial statements and related notes appearing elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the sub-heading of this quarterly report entitled “Risk Factors That May Affect Results” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
          We are a specialty pharmaceutical company focused on late-stage development, commercialization and marketing of OTC and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market three products: Mucinex SE, Mucinex DM and Mucinex D.
          Mucinex SE. Mucinex SE is a long-acting, single-ingredient guaifenesin OTC product and the only single-ingredient, long-acting guaifenesin product approved by the FDA. The FDA approved Mucinex SE in July 2002.
          Mucinex DM. Mucinex DM is an OTC product containing long-acting guaifenesin and the cough suppressant dextromethorphan and is the only FDA-approved, long-acting guaifenesin and dextromethorphan combination product. The FDA approved Mucinex DM in April 2004.
          Mucinex D. Mucinex D is an OTC product containing long-acting guaifenesin and the decongestant pseudoephedrine and is the only FDA-approved, long-acting guaifenesin and pseudoephedrine combination product. The FDA approved Mucinex D in June 2004, and we began to market Mucinex D in October 2005.
          Future Products. We have three additional products that have been approved by the FDA that we intend to market in the future: a maximum strength long-acting, single-ingredient guaifenesin OTC product (under the Humibid brand name); a maximum strength OTC combination product containing long-acting guaifenesin and dextromethorphan; and a maximum strength OTC combination product containing long-acting guaifenesin and pseudoephedrine. Like Mucinex SE, Mucinex DM and Mucinex D, these additional products are the only FDA-approved products of their kind.
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
Critical Accounting Policies and Estimates
          Accounting for Stock-Based Compensation. Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) – Share-Based Payment, or SFAS No. 123(R), which expands and clarifies SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, in several areas. We elected the prospective method for all grants in fiscal year 2006. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. We used the graded-vesting methodology to record the stock-based compensation expense over the vesting period, which generally ranges from three to five years. This methodology results in a greater amount of expense recognized towards the beginning of the vesting period as opposed to the straight-line method. Because subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of our stock options.

          Prior to fiscal year 2006, we accounted for our stock-based compensation using the minimum value method as permitted for nonpublic companies under SFAS No. 123. However, after our July 20, 2005 initial public offering, we are no longer considered “nonpublic” and had to consider a volatility assumption in the calculation of fair value. Because we do not have much history as a public company to support an estimate of future volatility, we used a combination of peer companies in our industry with similar business cycles. We used this volatility assumption on options granted after July 20, 2005. The addition of this assumption materially increased the fair value of future options grants.
          We have made no material changes to our other critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended June 30, 2005.
Results of Operations
     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
          Net Sales. Net sales increased by $21.1 million to $47.0 million for the three months ended September 30, 2005, as compared to $25.9 million for the three months ended September 30, 2004. The increase in net sales is primarily due to the residual impact of our initial consumer advertising campaign that ran from November 2004 to June 2005 and the launch of Mucinex DM. Net sales during the three months ended September 30, 2005 and 2004 approximated 90% of gross sales.
     The following table sets forth our net sales for the three months ended September 30, 2005 and September 30, 2004:

	Three Months Ended
	September 30,		Increase/
Product	2005	2004	(Decrease)
	(In thousands)
Mucinex SE	$36,618	$21,027	$15,591
Mucinex DM	10,399	4,345	6,054
Other products	—	551	(551)

Net Sales	$47,017	$25,923	$21,094

          Cost of Goods Sold. Cost of goods sold increased by $2.3 million to $8.5 million for the three months ended September 30, 2005, as compared to $6.2 million for the three months ended September 30, 2004. Cost of goods sold increased in dollar terms primarily as a result of the increase in Mucinex SE sales and the launch of Mucinex DM. As a percentage of net sales, cost of goods sold during the three months ended September 30, 2005 and 2004 totaled approximately 18.1% and 24.0%, respectively. The decrease in the percentage is due to the benefit achieved on the Cardinal Health profit share percentage that declines as the profit increases. For the three months ended September 30, 2005 and 2004, cost of goods sold includes $2.3 million and $2.6 million, respectively, of profit share earned by Cardinal Health.
          Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased by $8.1 million to $15.9 million for the three months ended September 30, 2005, as compared to $7.8 million for the three months ended September 30, 2004. The increase during the three months ended September 30, 2005 is primarily due to (i) approximately $4.9 million associated with various sales and marketing programs, including the training and systems for the 50 additional sales representatives hired in December 2004, professional marketing expenses, expansion of the trade sales department and spending on the new consumer advertising campaign; (ii) $1.4 million of general and administrative expenses primarily related to new headcount, information technology and insurance; (iii) an increase of $911,000 for stock-based compensation; (iv) $500,000 relating to the fee to terminate the agreement with Pharmaceutical Design L.L.C.; and (v) approximately $433,000 of additional expense related to distribution and shipping on the increased volume. The increase in stock-based compensation is primarily due to the consideration of a volatility assumption in the calculation of fair value for the fiscal year 2006 stock option grants.

          Product Development. Product development expenses increased by $1.9 million to $3.4 million during the three months ended September 30, 2005, as compared to $1.5 million for the three months ended September 30, 2004. The increase for the three months ended September 30, 2005 includes the $650,000 milestone payment made to Edmond Pharma for erdosteine.
          Interest Income, net. Interest income, net increased by $817,000 to $926,000 during the three months ended September 30, 2005, as compared to $109,000 for the three months ended September 30, 2004. The increase during the three months ended September 30, 2005 is primarily due to earnings on the higher cash balances, which include the cash received from the initial public offering coupled with higher interest rates.
          Income Taxes. Income tax expense for the three months ended September 30, 2005 and 2004 was $7.7 million and $4.1 million, respectively. Our effective tax rate for the three months ended September 30, 2005 and 2004 was 38.5% and 38.8%, respectively.
          Accretion of Preferred Stock. Accretion of our redeemable convertible preferred stock for the three months ended September 30, 2004 was $62.8 million, which reflects the adjustment to accrete the redeemable convertible preferred stock to fair value. Upon the closing of our initial public offering in July 2005, our redeemable convertible preferred stock converted into shares of common stock and, as a result, there was no accretion during the three months ended September 30, 2005.
Liquidity and Capital Resources
          In July 2005, we completed our initial public offering of 9,142,500 shares of common stock at a price of $17.00 per share. The offering consisted of 6,889,500 newly issued shares sold by us and 2,253,000 shares sold by selling stockholders. The offering generated gross proceeds of approximately $117 million. From inception through the completion of our initial public offering, we financed our operations primarily through the net proceeds from private placements of common stock, redeemable convertible preferred stock, notes convertible into redeemable convertible preferred stock, a revolving bank line of credit, and cash generated from our product sales.
          As of September 30, 2005, we had approximately $149.9 million of cash and cash equivalents and working capital of $157.0 million, as compared to cash and cash equivalents of $24.7 million and working capital of $32.7 million as of June 30, 2005. The increase in both cash and cash equivalents and working capital is primarily due to the $106.7 million net proceeds received from our initial public offering in July 2005. We do not have any outstanding debt balances.
          Our principal liquidity requirements are to meet the operating expenses of our growing business. Our operating expenses include selling, marketing and administrative and product development expenses and contractual commitments related to operating leases, raw material purchase commitments, minimum profit share payments to Cardinal Health under the Cardinal Health supply agreement, and royalty payments on our Mucinex and Humibid products.
          Purchases of our finished product inventory from Cardinal Health are paid at an amount equal to Cardinal Health’s actual manufacturing cost plus a mark-up. The mark-up payments to Cardinal Health are trued up each March 31st to the actual profit share amount. Any excess of the mark-up payments over the actual profit share amount are refunded to us. Conversely, if the actual profit share amount exceeds the payments paid to Cardinal Health during the contract year, the shortfall would be paid to Cardinal Health. For the first contract year ended March 31, 2005, our mark-up payments exceeded the actual profit share amount by $3.9 million, of which $0.5 million remained outstanding at September 30, 2005 and is included on the balance sheet under prepaid expenses and other assets. This remaining receivable was paid to us by Cardinal Health in October 2005. In addition, we have a receivable of $1.2 million due from Cardinal Health based on the estimated annual effective profit share amount for the contract period ending March 31, 2006. The purpose of the mark-up payments is to provide Cardinal Health with an interim cash flow prior to the actual profit share calculation. The mark-up percentages are defined in the Cardinal Health supply agreement as follows:

Mark-Up
Contract Year Ending	Percentage
March 31, 2005	75%
March 31, 2006	50%
March 31, 2007 through 2015	30%
          Consequently, our liquidity will be impacted on an interim basis by the difference between the stated mark-up percentages per the Cardinal Health supply agreement and the effective mark-up percentage resulting from the contract year-end profit share calculation.
          We expect to increase our selling, marketing and administrative and our product development expenses. We anticipate our selling and marketing expenses to increase as we seek to (i) continue to switch long-acting guaifenesin and combination prescription products into OTC sales of Mucinex products, (ii) expand the market for long-acting guaifenesin and combination products and (iii) increase our share of the OTC cough, cold, allergy, and sinus markets. Therefore, we believe that we may need to increase our number of professional sales representatives beyond the current 100 and increase our consumer advertising spending. We anticipate that our administrative expenses will increase to support our current growth plans and position as a public company. Our product development expenses will likely increase as a result of our current plans to (i) expand the Mucinex product line with OTC and prescription line extensions and (ii) in-license or acquire specialty pharmaceutical respiratory products and trademarks that may require additional development expenditures to achieve FDA marketing approval. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we pursue our product portfolio expansion initiative. Additionally, if sales of our current products continue to increase and/or we increase the number of products in our portfolio, we may find it necessary to consider alternative manufacturing capabilities, which may include the acquisition of manufacturing facilities and equipment and participating in capital expenditures under contract manufacturing relationships.
          We believe our cash and cash equivalents, including amounts from our initial public offering and cash flow from operations, will be sufficient to meet our anticipated operating needs for at least the next two years. We continually evaluate new opportunities for late-stage or currently-marketed complementary product candidates and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us or our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.
Cash Flows
          Three months ended September 30, 2005 compared to three months ended September 30, 2004. Net cash provided by operating activities was $16.6 million for the three months ended September 30, 2005, and cash used by operating activities was $672,000 for the three months ended September 30, 2004. The increase in net cash provided by operations during the three months ended September 30, 2005 was primarily due to the increase in net income and income tax payable, offset by an increase in accounts receivable.
          Net cash used in investing activities was $105,000 for the three months ended September 30, 2005, as compared to $1.3 million for the three months ended September 30, 2004. The net cash used in investing activities decreased due to the nonrecurrence of leasehold improvements and information technology equipment installed at our corporate headquarters located in Chester, New Jersey during the three months ended September 30, 2004.
          Net cash provided by financing activities was $108.8 million during the three months ended September 30, 2005, as compared to $19,000 for the three months ended September 30, 2004. During the three months ended September 30, 2005, the proceeds from financing activities included the $107.8 million net proceeds from the issuance of common stock and $866,000 excess tax benefit from the exercise of nonqualified stock options. We paid $1.1 million of deferred offering costs before June 30, 2005.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.
Recent Developments
          In October 2005, we entered into a twelve-year operating lease for a new office facility in Chester, New Jersey, which will commence on or about March 1, 2006. The first three years’ rent is fixed at $816,000 per year and increases to $872,000 in years four through six; $920,000 in years seven through nine; and $1.0 million in years ten through twelve. We are currently considering our plans for our existing facility in Chester, New Jersey.
          During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will be exiting the dextromethorphan manufacturing business. At such time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. Cardinal Health has made a commitment to the dextromethorphan supplier and is obligated to take delivery of the material over the course of three years beginning in September 2004. We have provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that we will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the material or (ii) six years from the date of the letter agreement. In November 2005, we agreed to extend this contract to purchase an additional 45 metric tons of dextromethorphan through 2009, which we believe will meet our needs for at least the next five years. As of September 30, 2005, the remaining commitment for the entire contract is approximately $14.4 million.

RISK FACTORS THAT MAY AFFECT RESULTS
Risks Relating to Our Business
We depend heavily on the success of our existing products, Mucinex SE and Mucinex DM, and the strength of the Mucinex brand. If we are unable to continue to successfully commercialize our two current products and build the Mucinex brand, our results of operations and future prospects will suffer.
     Mucinex SE, Mucinex DM and Mucinex D are currently our only commercial products. Sales of Mucinex SE accounted for approximately 86.2% and 73.3% of our revenue in fiscal 2004 and 2005, respectively, and approximately 77.9% of our revenue for the three months ended September 30, 2005. Sales of Mucinex DM accounted for approximately 23.9% of our revenue in fiscal 2005 and approximately 22.1% of our revenue during the three months ended September 30, 2005. We have recently launched Mucinex D, a product combining long-acting guaifenesin with pseudoephedrine. We anticipate that in the near term our ability to generate revenues and establish our Mucinex brand will depend largely on the continued success of Mucinex SE and Mucinex DM and the successful commercialization of Mucinex D and additional products that utilize the Mucinex brand name. Any failure or delay in our efforts to successfully commercialize our products could have a negative impact on our revenues and ability to execute our business strategy.
We do not have our own manufacturing capability and rely on Cardinal Health to manufacture Mucinex SE, Mucinex DM and Mucinex D. Pursuant to our agreement with Cardinal Health, we have agreed to use Cardinal Health as the exclusive manufacturer of Mucinex SE, Mucinex DM and Mucinex D, as well as additional products we develop. Currently, Cardinal Health is unable to manufacture enough product to meet the demand for Mucinex SE and Mucinex DM. If Cardinal Health continues to fail to meet our requirements, our results of operations may suffer.
     We do not have our own manufacturing capability and currently rely on a single third party, Cardinal Health, to manufacture Mucinex SE, Mucinex DM, Mucinex D and future products that we develop. For a ten-year term beginning April 2004, we agreed to use Cardinal Health as the exclusive manufacturer of our current products and all of our future drug products, unless Cardinal Health is unable to manufacture such products or unable to obtain the means to do so within a reasonable timeframe. As a result of this arrangement, we are unable to diversify our manufacturing sources and are vulnerable to any interruptions in our supply from Cardinal Health.
     At November 2, 2005, we had open orders for our products of approximately $13.9 million. We are working with Cardinal Health to obtain the necessary additional manufacturing capacity by having Cardinal Health install additional manufacturing equipment at the existing, dedicated facility. We have validated an additional Cardinal Health facility for the first step of the manufacturing process and are planning to validate and qualify this site for further operations. If we are unable to increase the manufacturing capacity, or unable to obtain the additional capacity on reasonable economic terms, we may not be able to produce our products in sufficient quantities to meet the demand, which could negatively impact our revenues and operating results. The addition of such capacity on unfavorable terms could also affect our revenue and profitability. In addition, any damage to, or disruption at, Cardinal Health’s facility could halt production of our products and materially harm our business.
     We intend to continue to rely on third parties to manufacture our products. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:
•	the possibility that third parties may not comply with the FDA’s current Good Manufacturing Practices, or cGMP, regulations, other regulatory requirements and quality assurance;

•	the possible breach of manufacturing agreements by third parties due to factors beyond our control; and

•	the possibility of termination or nonrenewal of an agreement by a third party, based on their own business priorities, at a time that is costly or inconvenient for us.
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
We and Cardinal Health have been advised by one of our suppliers of guaifenesin, the active ingredient in our Mucinex product line, that it cannot deliver the amount of guaifenesin we have requested in the near term, and our current supplier for dextromethorphan, the additional active ingredient in Mucinex DM, will exit the business.
     Currently, Cardinal Health obtains all of the guaifenesin for our products, the active ingredient in our Mucinex product line, from two suppliers, Boehringer Ingelheim Chemicals, Inc, or Boehringer Ingelheim, and Delta Synthetic Co., LTD., or Delta. According to Cardinal Health’s agreement with Boehringer Ingelheim, which lasts through June 2006, Cardinal Health must purchase from Boehringer Ingelheim all of the guaifenesin used in Mucinex SE and at least 90% of the guaifenesin used in our products produced under all subsequent new drug applications, or NDAs. Under its agreement with Boehringer Ingelheim, Cardinal Health may obtain guaifenesin from a third party supplier if, for any reason, Boehringer Ingelheim discontinues supplying guaifenesin or is unable for three continuous months to supply guaifenesin to Cardinal Health. We recently received FDA approval to use Delta as a supplier of guaifenesin. Cardinal Health is currently purchasing guaifenesin from Delta and Boehringer Ingelheim due to Boehringer Ingelheim’s failure to supply the required amounts under Cardinal Health’s agreement with Boehringer Ingelheim. Once Boehringer Ingelheim regains the ability to supply requested amounts of guaifenesin to Cardinal Health, Cardinal Health must again purchase guaifenesin from Boehringer Ingelheim. Upon written notice, Boehringer Ingelheim is entitled unilaterally to adjust the prices that Cardinal Health pays Boehringer Ingelheim by up to 3%. Cardinal Health and Boehringer Ingelheim must mutually agree on any price increase above 3%. If Boehringer Ingelheim is unable to increase manufacturing capacity, it will not be able to meet our future demand for guaifenesin, and Boehringer Ingelheim has advised us that in the near term it will not be able to deliver the amount of guaifenesin we have requested. If Boehringer Ingelheim is unable to deliver greater quantities of guaifenesin or Delta is unable to make up the short-fall, Cardinal Health will be unable to manufacture sufficient quantities of Mucinex SE, Mucinex DM and Mucinex D to meet our requests. Our inability to meet demand for our products would negatively impact our revenues and results of operations.
     The supplier from whom Cardinal Health has historically obtained dextromethorphan, the additional active ingredient in Mucinex DM, reduced their production of dextromethorphan in 2004. Cardinal Health was able to obtain an additional supply of dextromethorphan, which we expect will meet our needs for at least the next five years. Cardinal Health has not qualified an alternative supplier for dextromethorphan, and if an alternative supplier for dextromethorphan is not qualified prior to the depletion of the existing supply of dextromethorphan, we will not be able to supply Mucinex DM.
     The FDA requires that all manufacturers of pharmaceutical ingredients for sale in, or from, the United States achieve and maintain compliance with the cGMP regulations and guidelines. There are a limited number of manufacturers operating under cGMP regulations that are capable of manufacturing either guaifenesin or dextromethorphan. With the exception of Delta, we do not currently have alternative sources for production of either ingredient, and Cardinal Health has a limited ability to enter into relationships with alternative guaifenesin suppliers without terminating its agreement with Boehringer Ingelheim. Cardinal Health may be unable to utilize alternative manufacturing sources for these ingredients or to obtain such manufacturing on commercially reasonable terms or on a timely basis. Any transfer of Cardinal Health’s sources of supply to other manufacturers will require the satisfaction of various regulatory requirements, which could cause Cardinal Health to experience significant delays in receiving adequate supplies of guaifenesin, dextromethorphan or both. Any delays in the manufacturing process may adversely impact our ability to meet commercial demand on a timely basis, which would negatively impact our revenues, reputation and business strategy.
We cannot ensure that the FDA will enforce removal from the market of the existing prescription long-acting guaifenesin combination products similar to Mucinex DM and Mucinex D, and we cannot ensure that products containing long-acting guaifenesin that are competitive with our products will not be introduced into the OTC market.
     As described more fully in our Form 10-K filed with the Securities and Exchange Commission on September 27, 2005, under the section entitled “Government Regulation,” following its approval of Mucinex SE, the FDA took enforcement action to remove all existing long-acting, single-ingredient guaifenesin products from the market. We believe that sales of Mucinex SE increased as a result of the FDA’s action and its resulting status as the only drug of its kind to be approved by the FDA for marketing and sale in the United States. The FDA approved Mucinex DM in April 2004 and Mucinex D in June 2004. As of the date of this report, the FDA has not taken any action to remove from the market existing, long-acting guaifenesin and dextromethorphan combination products, which are similar to Mucinex DM, and existing, long-acting guaifenesin and pseudoephedrine combination products, which are similar to Mucinex D. We have no assurance that the FDA will ever undertake this action and we may never achieve the increase in sales we would anticipate if the FDA removed these competing, unapproved products from the market.
     In addition, as described more fully in our Form 10-K filed with the Securities and Exchange Commission on September 27, 2005, under the section entitled “Government Regulation,” based on our patent position and regulatory requirements, we estimate that the process of developing and obtaining the necessary FDA approvals for competitive long-acting guaifenesin products would take two to three years from the start of this process. However, it is possible that competitors have already begun the process of developing and obtaining FDA approval for products competitive with Mucinex SE or our other products. As a result, we cannot be sure that the effective market exclusivity that we currently enjoy for Mucinex SE, and would enjoy if the FDA removes from the market products similar to Mucinex DM or Mucinex D, will continue for any period of time into the future. If competitive long-acting guaifenesin OTC products are approved, our growth may be slowed or our results of operations may be adversely affected.
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
     For fiscal 2005, our top five and top ten customers accounted for an aggregate of approximately 62% and 82% of our gross sales, respectively. For the three months ended September 30, 2005, they accounted for an aggregate of approximately 65% and 80% of our gross sales, respectively. CVS, McKesson Corporation, Walgreens, and Wal-Mart each accounted for greater than 10% of our gross sales for fiscal 2005 and for the three months ended September 30, 2005. We expect that in future periods our top five and top ten customers will, in the aggregate, continue to account for a large portion of our sales. In addition, retailers have demanded, and may continue to demand, increased service and other accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. Given the growing trend toward consolidation of retailers, we expect demands by customers and the concentration of our sales in a small number of customers to increase. The loss of one or more of our top customers, any significant decrease in sales to these customers, pricing concessions or other demands made by these customers, or any significant decrease in our retail display space in any of these customers’ stores could reduce our sales and margins and could have a material adverse effect on our business, financial condition and results of operations.
We face substantial competition that may prevent us from maintaining or increasing market share for our existing products and gaining market acceptance of our future products. Our competitors may develop or commercialize products before or more successfully than us.
     Our competitors may develop products that are superior to ours or may more effectively market products that are competitive with ours. We believe that Mucinex SE, Mucinex DM and Mucinex D compete primarily with products with strong brand awareness marketed by large pharmaceutical companies such as:
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
     With respect to Mucinex SE, Mucinex DM and Mucinex D and our other future OTC products, we also compete for brand recognition and product availability at retail stores. In addition, we compete with our competitors on price. Advertising, promotion, merchandising, packaging, and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. The large pharmaceutical companies we compete against in the OTC market have considerably greater financial resources than we do and likely spend more on trade promotions and advertising. These competitors also likely benefit from greater purchasing power, stronger vendor relationships and broader distribution channels.
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
     We have generated net income for only eight consecutive quarters, and the fiscal years ended June 30, 2004 and 2005 are the only years we have shown net income. Our ability to maintain profitability depends on our ability to generate revenue from existing products and our ability to successfully develop, obtain regulatory approval for, manufacture, and commercialize our product candidates. Because of the numerous risks and uncertainties associated with our business, we can offer no assurance that we will continue to be profitable.
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
     The FDA must approve all new medicines before they can be marketed and sold in the United States. The FDA typically requires successfully completing extensive clinical trials and demonstrating manufacturing capability to obtain approval, as described more fully under the “Government Regulation” section of our Form 10-K as filed with the Securities and Exchange Commission on September 27, 2005. Clinical development is expensive, uncertain and lengthy, often taking a number of years for an applicant to file a NDA and for the FDA to approve it. Of the large number of drugs in development, only a small percentage result in the submission of a NDA to the FDA and even fewer are approved for commercialization.
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
Our current products may be associated with mild and transient side effects including upset stomach, nausea, vomiting, diarrhea, headache, dizziness, confusion, skin rash (including hives), constipation, and drowsiness. Mucinex D use may additionally be associated with unusual paleness, increased sweating, weakness, trouble in sleeping, nervousness, restlessness, fast or pounding heartbeat, trembling, and difficulty urinating. If we or others identify additional, more severe side effects associated with our current or future products, we may be required to withdraw our products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which would hinder or preclude our ability to generate revenues.
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
     Our Mucinex D product contains pseudoephedrine HCl, a FDA-approved ingredient for the relief of nasal congestion. We launched this product in late October 2005. We understand that pseudoephedrine has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. To date, we believe that 35 states have enacted regulations concerning the sale of pseudoephedrine, including limiting the amount of these products that can be purchased at one time, making pseudoephedrine a prescription product, or requiring that these products be located behind the counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. In addition, several retailers, in the absence of such regulations, have begun keeping products containing pseudoephedrine behind the counter. If such regulations are adopted throughout the United States or if additional retailers institute similar policies, then our sales of Mucinex D and the maximum strength version of the same product may be negatively impacted.
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
     Our patent portfolio includes two U.S. patents, two foreign patents and several patent applications. Our most significant patents are currently our two U.S. patents, which contain claims covering: a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile; and the combination of a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion with another active pharmaceutical ingredient that yield a certain pharmacokinetic profile. The active ingredients in our products and most of our product candidates, including guaifenesin, dextromethorphan and pseudoephedrine, are chemical compounds that have been in existence for many years and are not covered by patents that claim these chemical compounds. Our patents cover a formulation of a product that delivers guaifenesin with a bi-phasic release pattern. They do not and will not contain compound claims for the chemicals in these products. We cannot be sure that our patents will effectively exclude competitors from introducing similar or equivalent products.
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
     The pharmaceutical industry has experienced substantial litigation and other proceedings regarding patent and other intellectual property rights. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and

Trademark Office, or USPTO, and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.
Our U.S. patent #6,372,252 was recently subject to a request for reexamination, which the USPTO granted upon appeal to the USPTO Director. If the USPTO invalidates our patent or substantially narrows the claims of our patent such that it no longer protects our products from competition, our business will be materially harmed.
     On April 20, 2005, an anonymous third party filed a request for reexamination of our U.S. patent #6,372,252 with the USPTO. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial question of patentability based on prior art or other printed publications. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by the Director of the USPTO. The USPTO advised us on August 18, 2005 that the Director had granted the appeal for reexamination. Under a reexamination proceeding and, upon completion of the proceeding, the Director may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. Pursuant to this reexamination, the USPTO will reconsider the patentability of our delivery system for guaifenesin. We expect the USPTO to complete its review in nine to 12 months.
     We intend to vigorously defend our patent position and believe we will prevail in the reexamination process. We may not be successful, however, in maintaining our patent or the scope of its claims during reexamination and can offer no assurance as to the outcome of a reexamination proceeding. If the USPTO does not confirm our patent or substantially narrows the claims of our patent following a reexamination, then our competitive position could be weakened and we may face stronger and more direct competition, which would negatively impact our business and operating results.
Risks Relating to Future Financing Needs
We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our marketing and development programs and other operations.
     We will require substantial funds to commercialize our products, launch new products, promote our brand, and conduct development, including preclinical testing and clinical trials, of our potential products. We believe that we will generate sufficient revenue through our product sales, together with our net proceeds from our initial public offering, to fund our anticipated levels of operations through at least the next two years. However, our future capital requirements will depend on many factors, including:
•	the success of our commercialization of Mucinex SE, Mucinex DM and Mucinex D and the costs associated with related marketing, promotional and sales efforts;

•	the timing of new product launches, product development and advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities, including raw material sourcing and regulatory compliance; and

•	the costs involved in establishing and protecting our patent, trademark and other intellectual property rights.
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
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
     Our stock price is volatile. From our initial public offering in July 2005 through November 9, 2005, the trading price of our common stock has ranged from $17.00 to $43.68 per share. The stock market in general, and the market for specialty pharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in July 2005 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended. The holders of substantially all of our outstanding stock prior to our initial public offering entered into lock-up agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated that, among other things, prohibit the sale of shares of our stock during the period ending 180 days after July 20, 2005. Upon the expiration of the lock-up period, unless held by our affiliates, substantially all of our shares of common stock will be saleable pursuant to Rule 144 under the Securities Act of 1933, as amended. Also, holders of approximately 20.9 million shares of our common stock have rights with respect to the registration of the sale of their shares of common stock with the SEC.
     We have registered approximately 3,243,310 and 2,737,802 shares of common stock that are authorized for issuance under our 1999 Long-Term Incentive Plan and 2005 Incentive Plan, respectively. As of September 30, 2005, 3,987,883 shares were subject to outstanding options, 1,585,925 of which were vested. Because they are registered, the shares authorized for issuance under our stock plans can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
Risks Relating to Our Common Stock
Our executive officers, directors and major stockholders have the ability to control all matters submitted to stockholders for approval.
     Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 52% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.
     Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are a party to various claims and suits arising out of matters occurring during the normal course of business. However, as of September 30, 2005, we are involved in no current proceeding or litigation that we believe will have a material adverse impact on its business, financial condition, results of operations or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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
ITEM 6. EXHIBITS.

Exhibit
Number		Description
10.1	—	Agreement dated October 31, 2005 between WR&E – Chester, LLC and Adams Respiratory Therapeutics, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2005).

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESPIRATORY THERAPEUTICS, INC.
Date November 10, 2005	/s/ DAVID BECKER
By: David Becker
Its: Executive Vice President and Chief Financial Officer