Form 10-Q
period 2005-12-31
Adams Respiratory Therapeutics, Inc.
filed 2006-02-10
CIK 1319439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-51445
ADAMS RESPIRATORY THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-2725552 (I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of February 5, 2006: 34,264,601 shares.

ADAMS RESPIRATORY THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Specifically, this report contains, among others, forward-looking statements regarding:
•	the increase in stock compensation expense and the reduction in the expected life of our stock options;

•	our involvement in litigation having a material adverse impact on our business, financial condition, results of operations or cash flows;

•	our obligations related to product returns;

•	our ability to obtain sufficient quantities of raw materials, including guaifenesin and dextromethorphan;

•	our intentions related to repurchasing the Fort Worth, Texas manufacturing assets and operations;

•	our expectations of the seasonality of Mucinex sales and related revenue fluctuations;

•	our intentions to market additional products, grow our business and expand our product portfolio;

•	our ability to meet our anticipated operating needs with our revenues;

•	the timing of the United States Patent and Trademark Office’s, or USPTO’s, reexamination of the patentability of our delivery system for guaifenesin and our ability to prevail in the reexamination process;

•	our reliance on and continued consolidation of our top customers;

•	our expectations of increased pricing pressures;

•	our ability to leverage our brand name; and

•	our exposure to credit rate and interest rate risk.
     Any forward-looking statements contained in this quarterly report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those described in Part II, Item IA. Risk Factors.
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

     If one or more of the risks or uncertainties referred to in this quarterly report materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, financial condition, growth strategy and liquidity. You should specifically consider the factors identified in this quarterly report and in our final prospectus filed with the SEC pursuant to Rule 424(b) on December 9, 2005 that could cause actual results to differ. We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     As used herein, except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” refer to Adams Respiratory Therapeutics, Inc. and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.
Adams Respiratory Therapeutics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	December 31,	June 30,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,479	$24,655
Short-term investments	9,882	—
Accounts receivable, net of allowance for doubtful accounts of $179 December 31, 2005 and $166 at June 30, 2005	37,305	8,531
Inventories, net of reserve for obsolescence of $29 at December 31, 2005 and June 30, 2005	732	3,107
Prepaid expenses and other assets	6,408	4,727
Income taxes receivable	10,888	4,990
Deferred tax assets	5,727	5,455

Total current assets	214,421	51,465

Property, plant and equipment, net of accumulated depreciation of $647 at December 31, 2005 and $467 at June 30, 2005	2,645	1,925
Deferred tax assets	1,468	2,789
Intangible assets, net of accumulated amortization of $1,217 at December 31, 2005 and $799 at June 30, 2005	5,545	5,964
Other assets	1,000	1,697

Total assets	$225,079	$63,840

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,808	$6,818
Accrued compensation and related items	2,813	866
Accrued returns, chargebacks, rebates and other sales allowances	9,293	9,947
Other current liabilities	4,986	1,098

Total current liabilities	33,900	18,729

Long-term liabilities:
Deferred gain on sale of plant assets	1,394	1,478
Accrued royalties	852	803

Total liabilities	36,146	21,010

Redeemable convertible preferred stock:
Series A, $0.01 par value:
Issued and outstanding shares — none at December 31, 2005 and 4,307 at June 30, 2005	—	98,705
Series B, $0.01 par value:
Issued and outstanding shares — none at December 31, 2005 and 6,328 at June 30, 2005	—	98,251
Series C, $0.01 par value:
Issued and outstanding shares — none at December 31, 2005 and 4,849 at June 30, 2005	—	119,499

Total redeemable convertible preferred stock	—	316,455

Stockholders’ equity/(deficit):
Preferred Stock, $0.01 par value:
Authorized shares — 50,000, Issued and outstanding — none	—	—
Common stock, $0.01 par value:
Authorized shares — 100,000, Issued and outstanding shares — 34,168 at December 31, 2005 and 8,737 at June 30, 2005	342	87
Additional paid-in capital	454,730	15,481
Accumulated deficit	(266,139)	(289,193)

Total stockholders’ equity/(deficit)	188,933	(273,625)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$225,079	$63,840

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)
Net sales	$63,247	$36,098	$110,264	$62,021
Cost of goods sold	13,920	7,139	22,441	13,350

Gross margin	49,327	28,959	87,823	48,671

Selling, marketing & administrative	29,693	22,937	45,562	30,768
Product development	4,096	1,584	7,522	3,059
Other, net	(1,862)	(133)	(2,788)	(242)

	31,927	24,388	50,296	33,585

Income before income taxes	17,400	4,571	37,527	15,086
Provision for income taxes	6,734	1,778	14,473	5,858

Net income	10,666	2,793	23,054	9,228
Accretion of preferred stock	—	(62,789)	—	(125,578)

Net income/(loss) applicable to common stockholders	$10,666	$(59,996)	$23,054	$(116,350)

Income/(loss) per common share
Basic	$0.32	$(10.00)	$0.75	$(19.78)
Diluted	$0.29	$(10.00)	$0.65	$(19.78)

Weighted-average of common shares used in income/(loss) per share calculation
Basic	33,464	6,001	30,676	5,883
Diluted	36,398	6,001	35,676	5,883
See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands)

							Total
							Redeemable					Total
	Preferred Stock						Convertible			Additional		Stockholders’
	Series A		Series B		Series C		Preferred	Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2005	4,307	$98,705	6,328	$98,251	4,849	$119,499	$316,455	8,737	$87	$15,481	$(289,193)	$(273,625)
Stock compensation expense (unaudited)	—	—	—	—	—	—	—	—	—	2,177	—	2,177
Exercise of stock options (unaudited)	—	—	—	—	—	—	—	847	8	1,337	—	1,345
Exercise of warrants (unaudited)	—	—	—	—	—	—	—	160	2	714	—	716
Tax benefit of stock option exercises (unaudited)	—	—	—	—	—	—	—	—	—	12,253	—	12,253
Issuance of common stock (unaudited)	—	—	—	—	—	—	—	6,890	69	106,489	—	106,558
Conversion of preferred stock (unaudited)	(4,307)	(98,705)	(6,328)	(98,251)	(4,849)	(119,499)	(316,455)	17,534	176	316,279	—	316,455
Net income (unaudited)	—	—	—	—	—	—	—	—	—	—	23,054	23,054

Balance as of December 31, 2005 (unaudited)	—	$—	—	$—	—	$—	$—	34,168	$342	$454,730	$(266,139)	$188,933

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended
	December 31,
	2005	2004
	(unaudited)
Operating Activities
Net income	$23,054	$9,228
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	598	327
Stock compensation expense	2,177	179
Deferred taxes	1,049	4,942
Changes in operating assets and liabilities:
Accounts receivable	(28,774)	(15,046)
Inventories	2,375	664
Prepaid expenses and other current assets	(1,681)	(832)
Prepayment of advertising expense	—	(8,155)
Other assets	—	(2,000)
Accounts payable	9,990	2,566
Income taxes	(5,898)	(144)
Accrued expenses and other liabilities	5,670	2,942

Net cash provided by/(used in) operating activities	8,560	(5,329)

Investing Activities
Purchases of property, plant and equipment	(900)	(1,513)
Purchases of restricted cash/short-term investments	(10,882)	(9,948)

Net cash (used in) investing activities	(11,782)	(11,461)

Financing Activities
Proceeds from exercise of stock options and warrants	2,061	171
Net proceeds from issuance of common stock	107,732	—
Excess tax benefit from exercise of stock options	12,253	—

Net cash provided by financing activities	122,046	171

Net increase/(decrease) in cash and cash equivalents	118,824	(16,619)
Cash and cash equivalents at beginning of period	24,655	43,391

Cash and cash equivalents at end of period	$143,479	$26,772

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
     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For a better understanding of the Company and its financial statements, the Company recommends reading these unaudited financial statements and notes in conjunction with the audited financial statements and notes to those financial statements for the year ended June 30, 2005, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
Principles of Consolidation
     The consolidated financial statements include the accounts of Adams Respiratory Therapeutics, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In June 2005, the Company incorporated Adams Respiratory Therapeutics Products, Inc. and Adams Respiratory Therapeutics Commercial Operations, Inc. as wholly-owned subsidiaries.
Use of Estimates
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the use of judgments and estimates by management that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Intangible Assets
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
     In December 2004, the Company entered into an agreement with JMED Pharmaceuticals, Inc. (“JMED”), an affiliate of PD, for the ability to transfer the AlleRx™ license to Cornerstone Biopharma, Inc. (“Cornerstone”). The Company paid $2,000 in January 2005 towards the acquisition of this license, which is being amortized over five years. Upon completion of a valuation of the future royalties under the license agreement, JMED will have the right to either (i) convert the valuation amount in excess of the $2,000, if any, into the Company’s common stock at the initial public offering price, in which case the Company will become entitled to future AlleRx™ royalties or (ii) continue to receive the future AlleRx™ royalties and JMED will pay the Company 40% of future royalties, up to a maximum of $1,000.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
     In connection with the AlleRx™ license transfer agreement with JMED, in February 2005, the Company entered into an agreement with Cornerstone in which it received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRx™ trademarks from the Company. Additionally, the parties released each other from all claims and damages in a lawsuit that the Company filed in 2004. As part of this arrangement, the Company is contractually obligated to assume the financial responsibility for the first $1,000 of returned AlleRx™ product that was sold by the Company prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1,000 of Humibid product returns for the same 18-month period. After the $1,000 threshold is met, the Company will have the responsibility for all Humibid product returns, whether sold by it or Cornerstone, and Cornerstone will bear the same liability for AlleRx™ products. In connection with this agreement, the Company is obligated to pay to Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005, with an annual minimum royalty payment of $50.
     The Company recorded a $3,000 intangible asset, which represents the fair value of the Humibid trademark, and a corresponding $3,000 liability that the Company assumed in the transaction. The liability assumed represents the assumed returns liability in excess of the $1,000 threshold in this transaction. This asset is being amortized over its remaining estimated useful life of 15 years. The $3,000 liability is recorded in accrued returns, chargebacks, rebates and other sales allowances. As of December 31, 2005, the first $1,000 of Humibid inventory had been returned and was recorded in prepaid expenses and other assets as a receivable due from Cornerstone.
Other Assets
     Included in Other Assets as of December 31, 2005 was $1,000 of restricted cash as collateral for the Company's letter of credit for its new office facility in Chester, New Jersey.
     At June 30, 2005, there were $1,697 of deferred offering costs included in intangibles and other assets. An additional $694 was incurred during the six months ended December 31, 2005. These costs are specific incremental costs directly attributable to the initial public offering. The total deferred offering costs of $2,391 were applied against the proceeds of the initial public offering.
Income Taxes
     Income taxes are recorded in the Company’s quarterly consolidated financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 38.7% and 38.9% for the three months ended December 31, 2005 and 2004, respectively, and 38.6% and 38.8% for the six months ended December 31, 2005 and 2004, respectively.
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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
     Consistent with industry practice, the Company maintains a return policy that allows its customers to return product within a specified period prior and subsequent to the expiration date.
     Factors that are considered in the estimates regarding other sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels and current contract prices and terms with both direct and indirect customers.
     The provision for chargebacks represents the amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback estimates take into consideration the current average chargeback rates by product and estimates wholesaler inventory levels. The Company continually monitors its assumptions, giving consideration to current pricing trends and estimated wholesaler inventory levels and makes adjustments to these estimates when it believes that the actual chargeback amounts payable in the future will differ from its original estimate.
     Rebates and sales incentives are recognized as a reduction of sales at the later of (i) the date at which the related revenue is recorded or (ii) the date at which the incentives are offered. Trade promotions include co-operative advertising arrangements and are recorded as a reduction of sales when the related revenue is recorded. In November 2005, the Company issued coupons that expired January 31, 2006. The Company estimates the cost of rebates, sales incentives and trade promotions based on its historical experience with similar programs.
     If actual future payments for product returns and other sales allowances exceed the estimates the Company made at the time of sale, its financial position, results of operations and cash flow would be negatively impacted.
Cardinal Health Profit Share Arrangement
     On April 1, 2004, the Company sold substantially all of its manufacturing assets located in Fort Worth, Texas to Cardinal Health PTS, LLC (“Cardinal Health”). In connection with the sale of its manufacturing assets, the Company entered into a supply agreement (the “Supply Agreement”) with Cardinal Health, whereby Cardinal Health manufactures substantially all of the Company’s products. Under the Supply Agreement, Cardinal Health is required to segregate direct manufacturing costs from indirect manufacturing costs, as defined in the Supply Agreement. As finished goods are completed and shipped to a Company-designated warehouse, Cardinal Health bills the Company for the actual direct manufacturing costs incurred plus a mark-up percentage. The mark-up percentage is strictly provided for interim billing and cash flow purposes and the final amount payable to Cardinal Health is calculated at the end of each contract year (March 31st) under a profit sharing formula. The amount that is subject to the profit sharing is calculated as net sales, as defined in the Supply Agreement, less the actual manufacturing cost of the goods sold during the contract year less freight and other logistics costs. The resulting gross profit is subject to profit sharing rates that decline as the total value of gross profit increases. At the end of the contract year, a reconciliation is completed and a billing adjustment is made to the extent that the actual calculated profit share is greater or lower than the total mark-up paid to Cardinal Health during the contract year. A true-up of the actual profit share amounts earned is compared to payments made to Cardinal Health at each March 31. The Company also makes estimates of the profit share amount earned by Cardinal Health at each balance sheet date and compares that to the payments made to Cardinal Health. The Company records a receivable or payable for the difference. At December 31, 2005, the Company had a receivable of $3,895 as a result of the mark-up billed by Cardinal Health exceeding the estimated March 31, 2006 contract year effective profit share amount, which is included in prepaid expenses and other assets.
     The accounting policy with regard to this arrangement is to record the actual direct manufacturing cost and estimated profit share as inventory. Each month as product is sold, the actual direct manufacturing cost plus the estimate of the profit share amount earned by Cardinal Health is charged to cost of sales. The estimated profit share amount considers for each contract year (i) the Company’s projected net product sales and gross profit, (ii) the projected profit share and (iii) the contractual minimum profit share amount.
     The Company is considering exercising its option to repurchase the Fort Worth, Texas manufacturing assets and operations back from Cardinal Health and may use a portion of the proceeds from the Company’s initial public offering for the repurchase.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
Concentration of Credit Risk
     The Company sells its products principally to wholesalers and retailers, including mass merchandisers, grocery stores, membership clubs, and drug stores throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Beginning in fiscal year 2005, as a result of increased Mucinex sales, the Company reduced its concentration levels with certain customers and now sells to a combination of wholesalers, major retailers and mass merchandisers. The table below outlines the percentage of gross sales made to the following customers for the six months ended:

	December 31,
	2005	2004
Wholesaler	9%	16%
Major retailer — A	14%	14%
Major retailer — B	14%	12%
Major retailer/mass merchandiser	18%	12%
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
     Prior to fiscal year 2006, the Company accounted for its stock-based compensation using the minimum value method as permitted for nonpublic companies under SFAS No. 123. However, after the Company’s July 20, 2005 initial public offering, the Company is no longer considered “nonpublic” and had to consider a volatility assumption in the calculation of fair value. Because the Company does not have much history as a public company to support its estimate of future volatility, a combination of peer companies in its industry with similar business cycles was used. This volatility assumption was used on options granted after July 20, 2005. The addition of this assumption materially increased the fair value of subsequent option grants.
Other, net
     For the three months ended December 31, 2005 and 2004, Other, net primarily consisted of interest income of $1,586 and $158, respectively. For the six months ended December 31, 2005 and 2004, Other, net primarily consisted of interest income of $2,537 and $295, respectively.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$10,666	$2,793	$23,054	$9,228
Accretion of preferred stock	—	(62,789)	—	(125,578)

Net income/(loss) applicable to common stockholders	$10,666	$(59,996)	$23,054	$(116,350)

Average shares outstanding — basic	33,464,379	6,000,678	30,675,844	5,883,432
Preferred shares before conversion	—	—	1,905,845	—
Warrants	312,103	—	330,899	—
Stock options	2,617,306	—	2,760,546	—
Restricted stock units	4,037	—	2,780	—

Average shares outstanding — diluted	36,397,875	6,000,678	35,675,915	5,883,432

Income/(loss) per common share:

Basic	$0.32	$(10.00)	$0.75	$(19.78)
Diluted	$0.29	$(10.00)	$0.65	$(19.78)
     The following table shows common share equivalents outstanding for the period, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Warrants	—	3,362,378	—	3,362,378
Stock options	67,350	3,531,071	91,035	3,531,071

	67,350	6,893,449	91,035	6,893,449

2. Benefit Plan
     The Company provides a 401(k) benefit plan (the “Plan”) covering substantially all employees. Under the Plan, employees are eligible to participate in the Plan upon attaining the age of 21 and completing six months of service and can contribute up to 80% of their compensation each year subject to certain Internal Revenue Code limitations. The board of directors approved a match on employee contributions made during calendar year 2005, contingent upon an established sales threshold for fiscal year 2005. The match is on employee contributions starting on January 1, 2005. A match of $102 was accrued on the deferrals from January 1, 2005 to December 31, 2005, primarily in selling, marketing and administrative expenses. Of that total match, $2 and $41 was expensed for the three and six months ended December 31, 2005, respectively.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
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
Secondary Offering
     In December 2005, the Company completed a secondary offering of 5,660,890 shares of its common stock. All of the shares sold were sold by selling stockholders. The Company did not sell any shares in, or receive any proceeds from, the secondary offering. The Company paid approximately $700 of legal, printing, audit and other costs related to the secondary offering, which is included in selling, marketing and administrative expense.
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
     The 2005 Incentive Plan is administered by the compensation committee. The compensation committee has the authority to designate participants, determine the type or types of awards to be granted to each participant and the number, terms and conditions of award. Options granted are subject to a vesting term, generally over three to five years from the grant date. Options are granted for a fixed number of shares with an exercise price equal to the fair value at the date of grant. For options granted prior to the Company’s initial public offering on July 20, 2005, the fair value was based on valuations performed by management and approved by the board of directors. For options granted on or after July 20, 2005, the fair value of the stock was equal to the NASDAQ closing price at the date of grant. New shares are issued upon exercise of the stock options.
     Because the Company does not have sufficient history as a public company to support its estimate of future volatility, the historical volatility of a combination of peer companies of similar nature and size were used to calculate the volatility assumption. The addition of the volatility assumption significantly increased the stock compensation expense from fiscal year 2005 to 2006, and this trend is expected to continue.
     In estimating the expected life of the options, the Company considered the vesting period of the grants, historical exercise patterns, the expected volatility of the stock, the lockup periods related to the public offerings, and employees’ ages and years of service. The Company reduced the expected life of the options from six years for fiscal year 2005 and prior down to approximately five years for those grants in fiscal year 2006 subsequent to the initial public offering. The Company assumed that options would be exercised sooner, because there is now a market for the stock and the increased stock volatility is expected to result in increased exercise activity in future periods when the lock-up periods expire.
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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
     The Company recorded stock compensation expense of $1,134 and $90 for the three months ended December 31, 2005 and 2004, respectively, and $2,177 and $179 for the six months ended December 31, 2005 and 2004, respectively, primarily in selling, marketing and administrative expenses. The tax benefit recognized on the stock compensation expense for the three and six months ended December 31, 2005 was $102 and $433, respectively, and related to the nonqualified stock options granted during the period and disqualifying dispositions upon the exercise of incentive stock options. Compensation cost not yet recognized as of December 31, 2005 was $7,185 and is expected to be recognized over the next weighted average of 1.8 years.
     The following weighted-average assumptions were used in the calculation of fair value of options granted in the respective periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Expected life of the option	5.5 years	6 years	5 years	6 years
Risk-free interest rate	4.3%	3.4%	4.0%	3.4%
Volatility	52.8%	0.0%	66.4%	0.0%
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value per option granted	$12.24	$0.33	$20.65	$0.32
Intrinsic value of options exercised	$31,565	$294	$34,380	$327
     A summary of the Company’s stock option activity and related information is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price per Option
Options outstanding at June 30, 2004	3,223,585	$1.23
Granted	486,311	6.56
Canceled	(78,496)	2.26
Exercised	(384,097)	3.16

Options outstanding at June 30, 2005	3,247,303	1.68
Granted	883,826	18.82
Canceled	(11,132)	9.57
Exercised	(848,228)	1.59

Options outstanding at December 31, 2005	3,271,769	$6.31

     The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2005:

		Options Outstanding			Options Exercisable
		Weighted-
		Average
		Years	Weighted-			Weighted-
Ranges		Remaining	Average			Average
of		On	Exercise	Aggregate		Exercise	Aggregate
Exercise	Number	Contractual	Price	Intrinsic	Number	Price	Intrinsic
Prices	Outstanding	Life	per Option	Value	Exercisable	per Option	Value
$0.40	1,509,414	7.1	$0.40	$60,769	926,511	$0.40	$37,301
$1.42-$2.22	418,430	8.2	1.57	16,357	33,536	1.55	1,311
$3.02-$4.56	169,643	7.4	3.40	6,321	58,569	4.11	2,141
$5.01-$5.70	178,233	8.8	5.03	6,351	9,612	5.31	340
$11.40	113,724	9.1	11.40	3,327	21,762	11.40	637
$17.00	791,291	9.6	17.00	18,722	—	—	—
$28.50-$45.37	91,034	9.8	34.39	596	—	—	—

	3,271,769			$112,443	1,049,990		$41,730

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing price of $40.66 as of December 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date.
     The weighted-average grant date fair value per option for the following groups of options as of December 31, 2005 was:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value per Option
Nonvested options at June 30, 2005	1,631,078	$0.42
Nonvested options at December 31, 2005	2,221,773	4.46
Vested and exercisable at December 31, 2005	1,049,990	0.17
Granted during the six months ended December 31, 2005	883,826	20.65
Forfeited during the six months ended December 31, 2005	11,132	2.70
     During the six months ended December 31, 2005, 4,637 restricted stock units were granted to certain of the Company’s board members at a weighted average fair value of $24.39. During the period, 491 restricted stock units with a fair value of $17.00 were forfeited upon retirement of a board member. The restricted stock units vest in full at the first annual stockholders’ meeting following the date of grant. Upon vesting, the restricted stock units will automatically convert into deferred stock units, which will not be converted into the Company’s common stock until six months following a director’s termination of board service. The fair value of the restricted stock units is determined by using the grant date closing market price of the Company’s common stock. Stock compensation expense included $71 and $105 of expense associated with the restricted stock units for the three and six months ended December 31, 2005, respectively.
Warrants
     At December 31, 2005, the Company had the following outstanding warrants to purchase common stock:

	Outstanding	Exercise
	Warrants	Price
	1,989	$0.03
	127,590	$4.13
	114,649	$4.56

Total	244,228

     These warrants have a term ranging from five to ten years, with the first warrants expiring in July 2006 and the last warrants expiring in June 2013.
4. Commitments and Contingencies
     The Company has obligations under noncancelable operating leases for buildings and certain equipment expiring in various years through August 2014. Future rental commitments are primarily for the office building in Chester, New Jersey, which terminates August 2014. In October 2005, the Company entered into a twelve-year operating lease for a new office facility in Chester, New Jersey, which will commence on or about March 1, 2006. The first three years’ rent is fixed at $816 per year and increases to $872 in years four through six; $920 in years seven through nine; and $1,000 in years ten through twelve. The Company is currently considering its plans for its existing facility in Chester, New Jersey.
     In connection with the Supply Agreement, the Company is obligated to pay a minimum profit share to Cardinal Health of $3,000 each year for the contract years ending March 31, 2006 and 2007. As of December 31, 2005, the Company had exceeded the minimum profit share amount to Cardinal Health for the contract year ending March 31, 2006.
     The Company is a party to various claims and suits arising out of matters occurring during the normal course of business. However, as of December 31, 2005, there was no current proceeding or litigation involving the Company that the

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.
     On May 7, 2004, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Carolina Pharmaceuticals, Inc. (“Carolina”). The Company filed an amended complaint on October 25, 2004, which added Cornerstone as a defendant. The amended complaint alleged trademark, false advertising and unfair competition claims and sought damages and injunctive relief. Carolina and Cornerstone filed counterclaims against the Company, alleging that the Company’s activities with respect to its single-entity Mucinex product violate the anti-monopoly provisions of the federal antitrust laws, that the Company had engaged in false advertising in violation of federal law with respect to single-entity Mucinex and the Company’s AlleRx™ and Aquatab products, and that the Company had violated state law in competing with the products of Carolina and Cornerstone. In February 2005, the Company entered into an agreement with Cornerstone in which it received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRx™ trademarks from the Company. Additionally, the parties released each other from all claims and damages in the lawsuit. As part of this arrangement, the Company is contractually obligated to assume the financial responsibility for the first $1,000 of returned AlleRx™ product that was sold by the Company prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1,000 of Humibid product returns for the same 18-month period. After the $1,000 threshold is met, the Company will have the responsibility for all Humibid product returns, whether sold by the Company or Cornerstone, and Cornerstone will bear the same liability for AlleRx™ products. In connection with this agreement, the Company is obligated to pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005. During the first quarter of fiscal year 2006, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. The Company is currently evaluating whether it is responsible for these returns under the agreement with Cornerstone. The Company believes it can defend its position in accordance with the agreement; however, if it is determined that the Company is obligated for these returns, there could be an additional charge to pretax earnings of up to $3,600.
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
     In December 2004, the Company entered into an agreement with JMED for the ability to transfer the AlleRx™ license agreement to Cornerstone, and the Company paid JMED $2,000 in January 2005. In connection with the PD License agreement, JMED was granted the right to convert its on-going royalty interest in the AlleRx™ product to the Company’s common stock in the event of a public offering or change of control of the Company. The assignment of the JMED agreement to Cornerstone provided that JMED had the right to exchange its royalty interest for the Company’s common stock, as outlined under the PD license agreement. The valuation of the on-going royalty was scheduled to be performed prior to March 31, 2005. The parties have waived the March 31, 2005 deadline and are currently working toward obtaining a valuation. To the extent that the final appraisal exceeds the $2,000 previously paid, JMED will have the right to convert the excess into the Company’s common stock at the price per share in the initial public offering. Upon conversion of JMED’s royalty interest into the Company’s common stock, the Company will become the recipient of future royalties earned under the license agreement. If JMED does not elect to convert the excess royalty interest into the Company’s common stock, JMED will continue to collect royalties under the license agreement and the Company will be paid 40% of such royalties, up to a maximum of $1,000.
     During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will be exiting the dextromethorphan manufacturing business. At such time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. Cardinal Health has made a commitment to the dextromethorphan supplier and is obligated to take delivery of the material over the course of three years beginning in September 2004. The Company provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that the Company will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the material or (ii) six years from the date of the letter agreement. In November 2005, the Company agreed to extend this contract to purchase an additional 45 metric tons of dextromethorphan through 2009, which the Company

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
believes will meet its needs for at least the next four and one-half years. As of December 31, 2005, the remaining commitment for the entire contract was approximately $14,200.
     Cardinal Health obtains all of the guaifenesin for the Company’s products from two suppliers, Boehringer Ingelheim Chemicals, Inc. (“Boehringer Ingelheim”) and Delta Synthetic Co., LTD (“Delta”). According to Cardinal Health’s agreement with Boehringer Ingelheim, which expires in June 2006, Cardinal Health must purchase all of the guaifenesin used in Mucinex SE and at least 90% of the guaifenesin used in the Company’s products produced under all subsequent New Drug Applications. The Company recently received Food and Drug Administration ("FDA") approval to use Delta as a supplier of guaifenesin. Cardinal Health is currently purchasing guaifenesin from Delta and Boehringer Ingelheim due to Boehringer Ingelheim’s failure to supply the required amounts under the Company’s agreement with Boehringer Ingelheim.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the MD&A, financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, together with our financial statements and related notes appearing elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A. Risk Factors of this quarterly report and the heading “Risk Factors” in our final prospectus filed with the SEC pursuant to Rule 424(b) on December 9, 2005 for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
     We are a specialty pharmaceutical company focused on late-stage development, commercialization and marketing of over-the-counter, or OTC, and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market three products: Mucinex SE, Mucinex DM and Mucinex D.
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
     Future Products. We have three additional products that have been approved by the FDA that we intend to market under the Humibid brand name in the future: a maximum strength long-acting, single-ingredient guaifenesin OTC product; a maximum strength OTC combination product containing long-acting guaifenesin and dextromethorphan; and a maximum strength OTC combination product containing long-acting guaifenesin and pseudoephedrine. Like Mucinex SE, Mucinex DM and Mucinex D, these additional products are the only FDA-approved products of their kind. We also intend to launch a line of immediate release guaifenesin pediatric products under the Mucinex brand name.
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
Critical Accounting Policies and Estimates
     Accounting for Stock-Based Compensation. Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) — Share-Based Payment, or SFAS No. 123(R), which expands and clarifies SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, in several areas. We elected the prospective method for all grants in fiscal year 2006. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. We used the graded-vesting methodology to record the stock-based compensation expense over the vesting period, which generally ranges from three to five years. This methodology results in a greater amount of expense recognized towards the beginning of the vesting period as opposed to the straight-line method. Because subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of our stock options.
     Prior to fiscal year 2006, we accounted for our stock-based compensation using the minimum value method as permitted for nonpublic companies under SFAS No. 123. However, after our July 20, 2005 initial public offering, we are no longer considered “nonpublic” and had to consider a volatility assumption in the calculation of fair value. Because we do not have sufficient history as a public company to support an estimate of future volatility, we used a combination of peer companies in our industry with similar business cycles. We used this volatility assumption on options granted after July 20, 2005. The addition of this assumption materially increased the fair value of subsequent option grants.
     We have made no material changes to our other critical accounting policies, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
Results of Operations
     Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     Net Sales. Net sales increased by $27.1 million to $63.2 million for the three months ended December 31, 2005, as compared to $36.1 million for the three months ended December 31, 2004. The increase in net sales was primarily due to the impact of our consumer advertising campaign and the launch of Mucinex D. Net sales during the three months ended December 31, 2005 and 2004 approximated 92% of gross sales.
     The following table sets forth our net sales for the three months ended December 31, 2005 and December 31, 2004:

	Three Months Ended
	December 31,		Increase/
Product	2005	2004	(Decrease)
	(In thousands)
Mucinex SE	$40,837	$26,249	$14,588
Mucinex DM	12,706	7,254	5,452
Mucinex D	9,704	—	9,704
Other products	—	2,595	(2,595)

Net Sales	$63,247	$36,098	$27,149

     Cost of Goods Sold. Cost of goods sold increased by $6.8 million to $13.9 million for the three months ended December 31, 2005, as compared to $7.1 million for the three months ended December 31, 2004. Cost of goods sold increased in dollar terms primarily as a result of the increase in Mucinex SE and Mucinex DM sales and the launch of Mucinex D. As a percentage of net sales, cost of goods sold during the three months ended December 31, 2005 and 2004 totaled approximately 22.0% and 19.8%, respectively. The increase in the percentage was due to the increased sales of higher cost products, such as Mucinex D and products packaged within display units, coupled with higher costs created by the inefficiencies in the production facility due to the limited guaifenesin supply. For the three months ended December 31, 2005 and 2004, cost of goods sold included $2.7 million and $1.9 million, respectively, of profit share earned by Cardinal Health.
     Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased by $6.8 million to $29.7 million for the three months ended December 31, 2005, as compared to $22.9 million for the three months ended December 31, 2004. The increase during the three months ended December 31, 2005 was primarily due to: (i) approximately $2.5 million associated with various sales and marketing programs, including the training and systems for the 50 additional sales representatives hired in December 2004, professional marketing expenses, expansion of the trade sales department, and spending on the new consumer advertising campaign; (ii) $2.0 million of general and administrative expenses primarily related to new headcount, information technology and insurance; (iii) an increase of $877,000 for stock-based compensation; (iv) approximately $727,000 of additional expense related to distribution and shipping on the increased volume of Mucinex sales; and (v) $700,000 for legal, printing, audit and other costs related to the secondary offering. The increase in stock-based compensation was primarily due to the consideration of a volatility assumption in the calculation of fair value for the fiscal year 2006 stock option grants.

     Product Development. Product development expenses increased by $2.5 million to $4.1 million during the three months ended December 31, 2005, as compared to $1.6 million for the three months ended December 31, 2004. The increase for the three months ended December 31, 2005 was due to spending on Mucinex line extensions and start-up of the erdosteine Phase II clinical programs.
     Other, net. Other, net increased by $1.7 million to $1.9 million during the three months ended December 31, 2005, as compared to $133,000 for the three months ended December 31, 2004. The increase during the three months ended December 31, 2005 was primarily due to higher interest income reflecting earnings on the increased cash balances, which include the cash received from the initial public offering, coupled with higher interest rates.
     Income Taxes. Income tax expense for the three months ended December 31, 2005 and 2004 was $6.7 million and $1.8 million, respectively. Our effective tax rate for the three months ended December 31, 2005 and 2004 was 38.7% and 38.9%, respectively.
     Accretion of Preferred Stock. Accretion of our redeemable convertible preferred stock for the three months ended December 31, 2004 was $62.8 million, which reflects the adjustment to accrete the redeemable convertible preferred stock to fair value. Upon the closing of our initial public offering in July 2005, our redeemable convertible preferred stock converted into shares of common stock and, as a result, there was no accretion during the three months ended December 31, 2005.
     Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
     Net Sales. Net sales increased by $48.2 million to $110.3 million for the six months ended December 31, 2005, as compared to $62.0 million for the six months ended December 31, 2004. The increase in net sales was primarily due to the impact of our initial consumer advertising campaign and the launch of Mucinex D. Net sales during the six months ended December 31, 2005 and 2004 approximated 91% and 87% of gross sales, respectively.
     The following table sets forth our net sales for the six months ended December 31, 2005 and December 31, 2004:

	Six Months Ended
	December 31,		Increase/
Product	2005	2004	(Decrease)
	(In thousands)
Mucinex SE	$77,455	$47,276	$30,179
Mucinex DM	23,105	11,599	11,506
Mucinex D	9,704	—	9,704
Other products	—	3,146	(3,146)

Net Sales	$110,264	$62,021	$48,243

     Cost of Goods Sold. Cost of goods sold increased by $9.0 million to $22.4 million for the six months ended December 31, 2005, as compared to $13.4 million for the six months ended December 31, 2004. Cost of goods sold increased in dollar terms primarily as a result of the increase in Mucinex SE and Mucinex DM sales and the launch of Mucinex D. As a percentage of net sales, cost of goods sold during the six months ended December 31, 2005 and 2004 totaled approximately 20.4% and 21.5%, respectively. The decrease in the percentage was due to the benefit achieved on the Cardinal Health profit share percentage that declines as the profit increases. The decrease was tempered by increased sales of higher cost products, such as Mucinex D and products packaged within display units, coupled with higher costs created by the inefficiencies in the production facility due to the limited guaifenesin supply. For the six months ended December 31, 2005 and 2004, cost of goods sold included $5.0 million and $4.5 million, respectively, of profit share earned by Cardinal Health.
     Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased by $14.8 million to $45.6 million for the six months ended December 31, 2005, as compared to $30.8 million for the six months ended December 31, 2004. The increase during the six months ended December 31, 2005 was primarily due to: (i) approximately $7.2 million associated with various sales and marketing programs, including the training and systems for the 50 additional sales representatives hired in December 2004, professional marketing expenses, expansion of the trade sales department, and spending on the new consumer advertising campaign; (ii) $3.5 million of general and administrative expenses primarily related to new headcount, information technology and insurance; (iii) an increase of $1.7 million for stock-based compensation; (iv) $500,000 relating to the fee to terminate the agreement with Pharmaceutical Design L.L.C.; (v) approximately $1.2 million of additional expense related to distribution and shipping on the increased volume of Mucinex sales; and (vi) $700,000 of legal, printing and audit costs related to the secondary offering. The increase in stock-based compensation was primarily due to the consideration of a volatility assumption in the calculation of fair value for the fiscal year 2006 stock option grants.
     Product Development. Product development expenses increased by $4.4 million to $7.5 million during the six months ended December 31, 2005, as compared to $3.1 million for the six months ended December 31, 2004. The increase for the six months ended December 31, 2005 was due to spending on Mucinex line extensions, coupled with expenses related to start-up costs of the erdosteine Phase II clinical program. The six months ended December 31, 2005 also included a $650,000 milestone payment made to Edmond Pharma SRL for erdosteine and $335,000 for stock-based compensation.
     Other, net. Other, net increased by $2.5 million to $2.8 million during the six months ended December 31, 2005, as compared to $242,000 for the six months ended December 31, 2004. The increase during the six months ended December 31, 2005 was primarily due to higher interest income reflecting earnings on the increased cash balances, which include the cash received from the initial public offering, coupled with higher interest rates.
     Income Taxes. Income tax expense for the six months ended December 31, 2005 and 2004 was $14.5 million and $5.9 million, respectively. Our effective tax rate for the six months ended December 31, 2005 and 2004 was 38.6% and 38.8%, respectively.
     Accretion of Preferred Stock. Accretion of our redeemable convertible preferred stock for the six months ended December 31, 2004 was $125.6 million, which reflects the adjustment to accrete the redeemable convertible preferred stock to fair value. Upon the closing of our initial public offering in July 2005, our redeemable convertible preferred stock converted into shares of common stock and, as a result, there was no accretion during the six months ended December 31, 2005.
Liquidity and Capital Resources
     In July 2005, we completed our initial public offering of 9,142,500 shares of common stock at a price of $17.00 per share. The offering consisted of 6,889,500 newly issued shares sold by us and 2,253,000 shares sold by selling stockholders. The offering generated gross proceeds to us of approximately $117.0 million. From inception through the completion of our initial public offering, we financed our operations primarily through the net proceeds from private placements of common stock, redeemable convertible preferred stock, notes convertible into redeemable convertible preferred stock, a revolving bank line of credit, and cash generated from our product sales.
     As of December 31, 2005, we had approximately $143.5 million of cash and cash equivalents, $9.9 million of short-term investments and working capital of $180.5 million, as compared to cash and cash equivalents of $24.7 million and working capital of $32.7 million as of June 30, 2005. The increase in both cash and cash equivalents and working capital is primarily due to the $106.7 million net proceeds received from our initial public offering in July 2005. We do not have any outstanding debt balances.
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
     Purchases of our finished product inventory from Cardinal Health are paid at an amount equal to Cardinal Health’s actual manufacturing cost plus a mark-up. The mark-up payments to Cardinal Health are trued up each March 31st to the actual profit share amount. Any excess of the mark-up payments over the actual profit share amount are refunded to us. Conversely, if the actual profit share amount exceeds the payments paid to Cardinal Health during the contract year, the shortfall would be paid to Cardinal Health. As of December 31, 2005, we have a receivable of $3.9 million due from Cardinal Health based on the estimated annual effective profit share amount for the contract period ending March 31, 2006. The purpose of the mark-up payments is to provide Cardinal Health with an interim cash flow prior to the actual profit share calculation. The mark-up percentages are defined in the Cardinal Health Supply Agreement as follows:

Mark-Up
Contract Year Ending	Percentage
March 31, 2005	75%
March 31, 2006	50%
March 31, 2007 through 2015	30%
     Consequently, our liquidity will be impacted on an interim basis by the difference between the stated mark-up percentages per the Cardinal Health Supply Agreement and the effective mark-up percentage resulting from the contract year-end profit share calculation. We are considering exercising our option to repurchase the Fort Worth, Texas manufacturing assets and operations back from Cardinal Health.
     We expect to increase our selling, marketing and administrative and our product development expenses. We anticipate our selling and marketing expenses to increase as we seek to (i) continue to switch long-acting guaifenesin and combination prescription products into OTC sales of Mucinex products; (ii) expand the market for long-acting guaifenesin and combination products and (iii) increase our share of the OTC cough, cold, allergy, and sinus markets. Therefore, we believe that we may need to increase our number of professional sales representatives beyond the current 100 and increase our consumer advertising spending. We anticipate that our administrative expenses will increase to support our current growth plans and position as a public company. Our product development expenses will likely increase as a result of our current plans to (i) expand the Mucinex product line with OTC and prescription line extensions and (ii) in-license or acquire specialty pharmaceutical respiratory products and trademarks that may require additional development expenditures to achieve FDA marketing approval. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we pursue our product portfolio expansion initiative. Additionally, if sales of our current products continue to increase or we increase the number of products in our portfolio, we may find it necessary to consider alternative manufacturing capabilities, which may include the acquisition of manufacturing facilities and equipment and participating in capital expenditures under contract manufacturing relationships.
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
Cash Flows
     Six months ended December 31, 2005 compared to six months ended December 31, 2004. Net cash provided by operating activities was $8.6 million for the six months ended December 31, 2005, and cash used by operating activities was $5.3 million for the six months ended December 31, 2004. The increase in net cash provided by operations during the six months ended December 31, 2005 was primarily due to the increase in net income and accounts payable, offset by an increase in accounts receivable and income tax receivable.
     Net cash used in investing activities was $11.8 million for the six months ended December 31, 2005, as compared to $11.5 million for the six months ended December 31, 2004. The net cash used in investing activities in both periods reflected purchases of short-term investments. The short-term investments for the six months ended December 31, 2005 included $1.0 million of restricted cash as collateral for our letter of credit for our new office building in Chester, New Jersey.

     Net cash provided by financing activities was $122.0 million during the six months ended December 31, 2005, as compared to $171,000 for the six months ended December 31, 2004. During the six months ended December 31, 2005, the proceeds from financing activities included the $107.7 million net proceeds from the issuance of common stock in our initial public offering and $12.3 million excess tax benefit from the exercise of nonqualified stock options. We paid $1.1 million of deferred offering costs through June 30, 2005.
Commitments
     During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will be exiting the dextromethorphan manufacturing business. At that time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. Cardinal Health made a commitment to the dextromethorphan supplier and is obligated to take delivery of the material over the course of three years beginning in September 2004. We provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that we will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the material or (ii) six years from the date of the letter agreement. In November 2005, we agreed to extend this contract to purchase an additional 45 metric tons of dextromethorphan through 2009, which we believe will meet our needs for at least the next four and one-half years. As of December 31, 2005, the remaining commitment for the entire contract was approximately $14.2 million.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

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
     Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are a party to various claims and suits arising out of matters occurring during the normal course of business. However, as of December 31, 2005, we are involved in no current proceeding or litigation that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
     Our final prospectus filed with the SEC pursuant to Rule 424(b) on December 9, 2005 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in our final prospectus filed with the SEC on December 9, 2005.
Risks Relating to Our Business
We depend heavily on the success of two of our existing products, Mucinex SE and Mucinex DM, and the strength of the Mucinex brand. If we are unable to continue to successfully commercialize Mucinex SE and Mucinex DM and build the Mucinex brand, with the introduction of products like Mucinex D, our results of operations and future prospects will suffer.
     Mucinex SE, Mucinex DM and Mucinex D are our only commercial products. Sales of Mucinex SE accounted for approximately 86.2% and 73.3% of our revenue in fiscal years 2004 and 2005, respectively, and approximately 64.6% and 70.2% of our revenue for the three and six months ended December 31, 2005, respectively. Sales of Mucinex DM accounted for approximately 23.9% of our revenue in fiscal year 2005 and approximately 20.1% and 21.0% of our revenue for the three and six months ended December 31, 2005, respectively. We launched Mucinex D, a product combining long-acting guaifenesin with pseudoephedrine, in October 2005. Sales of Mucinex D accounted for approximately 15.3% and 8.8% of our revenue for the three and six months ended December 31, 2005, respectively. In the near term, we anticipate that our ability to generate revenues and establish our Mucinex brand will depend largely on the continued success of Mucinex SE and Mucinex DM and the successful commercialization of Mucinex D and additional products that utilize the Mucinex brand name. Any failure or delay in our efforts to successfully commercialize our products could have a negative impact on our revenues and ability to execute our business strategy.
We depend on a limited number of customers for a large portion of our sales, and demands made by, or the loss of, one or more of these customers could significantly reduce our margins or sales and adversely affect our business and financial results.
     For fiscal year 2005, our top five and top ten customers accounted for an aggregate of approximately 62% and 82% of our gross sales, respectively. For the three months ended December 31, 2005, they accounted for an aggregate of approximately 55% and 72%,of our gross sales, respectively, and for the six months ended December 31, 2005, our top five and ten customers accounted for an aggregate of approximately 59% and 76% of our gross sales, respectively. CVS, McKesson Corporation, Walgreens, and Wal-Mart each accounted for greater than 10% of our gross sales for fiscal year 2005. For the three months ended December 31, 2005, Walgreens and Wal-Mart each accounted for greater than 10% of our gross sales, and for the six months ended December 31, 2005 Walgreens, CVS and Wal-Mart each accounted for greater than 10% of our gross sales. In future periods, we expect that our top five and top ten customers will, in the aggregate, continue to account for a large portion of our sales. In addition, retailers have demanded, and may continue to demand, increased service and other accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. Given the growing trend toward consolidation of retailers, we expect demands by customers and the concentration of our sales in a small number of customers to increase. The loss of one or more of our top customers, any significant decrease in sales to these customers, pricing concessions or other demands made by these customers, or any significant decrease in our retail display space in any of these customers’ stores could reduce our sales and margins and could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Intellectual Property
Our U.S. patent no. 6,372,252 was recently subject to a request for reexamination, which the USPTO granted upon petition to the USPTO Director. If the USPTO cancels our patent or substantially narrows the claims of our patent such that it no longer protects our products from competition, our business will be materially harmed.
     On April 20, 2005, an anonymous third party filed a request for reexamination with the USPTO of our U.S. patent no. 6,372,252, which contains claims covering a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial new question of patentability based on prior art. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by petition to the Director of the USPTO. The USPTO advised us on August 18, 2005 that the Director had granted the petition and ordered reexamination, and on December 29, 2005, the USPTO advised us of its initial, non-final determination to reject the claims of our U.S. Patent no. 6,372,252. Under typical procedural practices at the USPTO, this preliminary finding was made prior to Adams presenting its arguments in favor of affirming the claims under this patent. We have until February 23, 2006, to present our arguments and respond to the USPTO’s initial determination. Under a reexamination proceeding and, upon completion of the proceeding, the USPTO may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. Pursuant to this reexamination, the USPTO will reconsider the patentability of our delivery system for guaifenesin. We expect the USPTO to complete its review in nine to 12 months, and the entire reexamination process, from this point forward, could take up to as much as five additional years, including the potential for two separate appeals.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At our Annual Meeting of stockholders, held on December 16, 2005, the following proposals were voted upon by the stockholders as indicated below:

     1. To elect three Class I directors to serve on our board of directors for a three-year term expiring in fiscal year 2009.

	Number of Shares
	For	Withheld
Donald J. Liebentritt	29,238,322	3,160

John N. Lilly	29,238,122	3,360

Andrew N. Schiff, M.D.	29,228,622	12,860
     The terms of our Class II directors, Steven A. Elms, Joan P. Neuscheler and William C. Pate, and our Class III directors, Kirk K. Calhoun, Harold F. Oberkfell, and Michael J. Valentino, continued after the meeting.
2. To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year 2006.

For	Against	Abstain
29,237,565	1,703	2,214
ITEM 6. EXHIBITS.

Exhibit
Number		Description

10.1	—	Agreement dated October 31, 2005 between WR&E – Chester, LLC and Adams Respiratory Therapeutics, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated November 3, 2005).

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESPIRATORY THERAPEUTICS, INC.

Date February 10, 2006	/s/ DAVID BECKER

By: David Becker
Its: Executive Vice President and Chief Financial Officer