Form 10-Q
period 2006-03-31
Adams Respiratory Therapeutics, Inc.
filed 2006-05-11
CIK 1319439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-51445
ADAMS RESPIRATORY THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware
(State or Other Jurisdiction of	75-2725552
Incorporation or Organization)	(I.R.S. Employer Identification No.)
4 Mill Ridge Lane
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of May 9, 2006: 34,833,647 shares.

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
     These cautionary statements should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described herein. We also undertake no obligation to update publicly or review any of the forward-

looking statements made in this quarterly report, whether as a result of new information, future developments or otherwise.
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

ITEM 1. FINANCIAL STATEMENTS.
Adams Respiratory Therapeutics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	March 31,	June 30,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,593	$24,655
Short-term investments	19,665	—
Accounts receivable, net of allowance for doubtful accounts of $179 March 31, 2006 and $166 at June 30, 2005	36,638	8,531
Inventories, net of reserve for obsolescence of $29 at March 31, 2006 and June 30, 2005	2,086	3,107
Prepaid expenses and other assets	9,864	4,727
Income taxes receivable	4,857	4,990
Deferred tax assets	5,367	5,455

Total current assets	212,070	51,465

Property, plant and equipment, net of accumulated depreciation of $563 at March 31, 2006 and $467 at June 30, 2005	4,242	1,925
Deferred tax assets	1,774	2,789
Intangible assets, net of accumulated amortization of $1,426 at March 31, 2006 and $799 at June 30, 2005	5,337	5,964
Other assets	15,934	1,697

Total assets	$239,357	$63,840

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,345	$6,818
Accrued compensation and related items	4,462	866
Accrued returns, chargebacks, rebates and other sales allowances	7,298	9,947
Other current liabilities	2,001	1,098

Total current liabilities	25,106	18,729

Long-term liabilities:
Deferred gain on sale of plant assets	1,352	1,478
Accrued royalties	676	803

Total liabilities	27,134	21,010

Redeemable convertible preferred stock:
Series A, $0.01 par value:
Issued and outstanding shares — none at March 31, 2006 and 4,307 at June 30, 2005	—	98,705
Series B, $0.01 par value:
Issued and outstanding shares — none at March 31, 2006 and 6,328 at June 30, 2005	—	98,251
Series C, $0.01 par value:
Issued and outstanding shares — none at March 31, 2006 and 4,849 at June 30, 2005	—	119,499

Total redeemable convertible preferred stock	—	316,455

Stockholders’ equity/(deficit):
Preferred Stock, $0.01 par value:
Authorized shares — 50,000, Issued and outstanding — none	—	—
Common stock, $0.01 par value:
Authorized shares — 100,000, Issued and outstanding shares — 34,719 at March 31, 2006 and 8,737 at June 30, 2005	347	87
Additional paid-in capital	461,072	15,481
Accumulated deficit	(249,196)	(289,193)

Total stockholders’ equity/(deficit)	212,223	(273,625)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$239,357	$63,840

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(unaudited)
Net sales	$76,002	$59,038	$186,266	$121,059
Cost of goods sold	16,166	11,326	38,607	24,676

Gross margin	59,836	47,712	147,659	96,383

Selling, marketing & administrative	28,440	21,903	74,002	52,671
Product development	3,837	1,459	11,359	4,518
Other, net	(80)	(200)	(2,868)	(442)

	32,197	23,162	82,493	56,747

Income before income taxes	27,639	24,550	65,166	39,636
Provision for income taxes	10,696	9,756	25,169	15,614

Net income	16,943	14,794	39,997	24,022
Accretion of preferred stock	—	(24,999)	—	(150,577)

Net income/(loss) applicable to common stockholders	$16,943	$(10,205)	$39,997	$(126,555)

Income/(loss) per common share
Basic	$0.49	$(1.67)	$1.25	$(21.23)
Diluted	$0.46	$(1.67)	$1.12	$(21.23)
Weighted-average of common shares used in income/(loss) per share calculation
Basic	34,355	6,120	31,884	5,962
Diluted	36,759	6,120	35,653	5,962
See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands)

							Total
							Redeemable					Total
	Preferred Stock						Convertible			Additional		Stockholders’
	Series A		Series B		Series C		Preferred	Common Stock		Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2005	4,307	$98,705	6,328	$98,251	4,849	$119,499	$316,455	8,737	$87	$15,481	$(289,193)	$(273,625)
Stock compensation expense (unaudited)	—	—	—	—	—	—	—	—	—	3,501	—	3,501
Exercise of stock options (unaudited)	—	—	—	—	—	—	—	1,185	12	1,802	—	1,814
Exercise of warrants (unaudited)	—	—	—	—	—	—	—	373	3	714	—	717
Tax benefit of stock option exercises (unaudited)	—	—	—	—	—	—	—	—	—	16,766	—	16,766
Issuance of common stock (unaudited)	—	—	—	—	—	—	—	6,890	69	106,529	—	106,598
Conversion of preferred stock (unaudited)	(4,307)	(98,705)	(6,328)	(98,251)	(4,849)	(119,499)	(316,455)	17,534	176	316,279	—	316,455
Net income (unaudited)	—	—	—	—	—	—	—	—	—	—	39,997	39,997

Balance as of March 31, 2006 (unaudited)	—	$—	—	$—	—	$—	$—	34,719	$347	$461,072	$(249,196)	$212,223

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Nine Months Ended
	March 31,
	2006	2005
	(unaudited)
Operating Activities
Net income	$39,997	$24,022
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	902	560
Stock compensation expense	3,501	283
Loss on sale of property, plant and equipment	896	—
Loss on lease, net of sublease income	631	—
Deferred taxes	1,102	6,700
Changes in operating assets and liabilities:
Accounts receivable	(28,107)	(28,514)
Inventories	1,021	1,157
Prepaid expenses and other current assets	(5,137)	(4,254)
Prepayment of advertising expense	—	(4,778)
Other assets	—	(903)
Accounts payable	4,527	4,408
Income taxes	133	3,529
Accrued expenses and other liabilities	1,489	3,714

Net cash provided by operating activities	20,955	5,924

Investing Activities
Purchases of property, plant and equipment	(3,488)	(1,596)
Purchases of investments and increase in restricted cash	(35,599)	—
Purchases of intangibles	—	(2,000)

Net cash (used in) investing activities	(39,087)	(3,596)

Financing Activities
Proceeds from exercise of stock options and warrants	2,532	538
Net proceeds from issuance of common stock	107,772	—
Excess tax benefit from exercise of stock options	16,766	—

Net cash provided by financing activities	127,070	538

Net increase/(decrease) in cash and cash equivalents	108,938	2,866
Cash and cash equivalents at beginning of period	24,655	43,391

Cash and cash equivalents at end of period	$133,593	$46,257

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
     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For a better understanding of the Company and its financial statements, the Company recommends reading these unaudited financial statements and notes in conjunction with the audited financial statements and notes to those financial statements for the year ended June 30, 2005, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
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
     Investments
     Investments are comprised of marketable securities consisting primarily of certificates of deposit, U.S. state and municipal government obligations, corporate bonds and mutual funds. Investments with maturities of less than one year from the balance sheet date but greater than 3 months are classified as short-term investments. Long-term investments have maturities greater than one year from balance sheet date and are classified within Other assets on the Consolidated Balance Sheet.
     All of the Company’s investments are classified as held-to-maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, “SFAS No. 115”. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity and are reported at cost plus accrued amortization, which approximates fair value.
     The following table summarizes the Company’s investments as March 31, 2006, all of which are government and agency securities. The Company did not have any investments as of June 30, 2005.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)

March 31, 2006
Short-term investments	$19,665
Long-term investments	14,934

Total short-term and long-term investments	$34,599
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
     The Company recorded a $3,000 intangible asset, which represents the fair value of the Humibid trademark, and a corresponding $3,000 liability that the Company assumed in the transaction. The liability assumed represents the assumed returns liability in excess of the $1,000 threshold in this transaction. This asset is being amortized over its remaining estimated useful life of 15 years. The $3,000 liability is recorded in accrued returns, chargebacks, rebates and other sales allowances. As of March 31, 2006, the first $1,000 of Humibid inventory had been returned and was recorded in prepaid expenses and other assets as a receivable due from Cornerstone.
     Other Assets
     Included in Other assets as of March 31, 2006 was $14,934 of long-term investments and $1,000 of restricted cash as collateral for the Company’s letter of credit for its new office facility in Chester, New Jersey.
     At June 30, 2005, there were $1,697 of deferred offering costs included in intangibles and other assets. An additional $654 was incurred during the nine months ended March 31, 2006. These costs are specific incremental costs directly attributable to the initial public offering. The total deferred offering costs of $2,351 were applied against the proceeds of the initial public offering.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
     Income Taxes
     Income taxes are recorded in the Company’s quarterly consolidated financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 38.7% and 39.7% for the three months ended March 31, 2006 and 2005, respectively, and 38.6% and 39.4% for the nine months ended March 31, 2006 and 2005, respectively.
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
     Rebates and sales incentives are recognized as a reduction of sales at the later of (i) the date at which the related revenue is recorded or (ii) the date at which the incentives are offered. Trade promotions include co-operative advertising arrangements and are recorded as a reduction of sales when the related revenue is recorded. In November 2005 and January 2006, the Company issued coupons that expired January 31, 2006 and April 30, 2006, respectively. The Company estimates the cost of rebates, sales incentives and trade promotions based on its historical experience with similar programs.
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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
     Cardinal Health Profit Share Arrangement
     On April 1, 2004, the Company sold substantially all of its manufacturing assets located in Fort Worth, Texas to Cardinal Health PTS, LLC (“Cardinal Health”). In connection with the sale of its manufacturing assets, the Company entered into a supply agreement (the “Supply Agreement”) with Cardinal Health, whereby Cardinal Health manufactures substantially all of the Company’s products. Under the Supply Agreement, Cardinal Health is required to segregate direct manufacturing costs from indirect manufacturing costs, as defined in the Supply Agreement. As finished goods are completed and shipped to a Company-designated warehouse, Cardinal Health bills the Company for the actual direct manufacturing costs incurred plus a mark-up percentage. The mark-up percentage is strictly provided for interim billing and cash flow purposes and the final amount payable to Cardinal Health is calculated at the end of each contract year (March 31st) under a profit sharing formula. The amount that is subject to the profit sharing is calculated as net sales, as defined in the Supply Agreement, less the actual manufacturing cost of the goods sold during the contract year less freight and other logistics costs. The resulting gross profit is subject to profit sharing rates that decline as the total value of gross profit increases. At the end of the contract year, a reconciliation is completed and a billing adjustment is made to the extent that the actual calculated profit share is greater or lower than the total mark-up paid to Cardinal Health during the contract year. A true-up of the actual profit share amounts earned is compared to payments made to Cardinal Health at each March 31. The Company also makes estimates of the profit share amount earned by Cardinal Health at each balance sheet date and compares that to the payments made to Cardinal Health. The Company records a receivable or payable for the difference. At March 31, 2006, the Company had a receivable of $6,475 as a result of the mark-up billed by Cardinal Health exceeding the estimated March 31, 2006 contract year actual profit share amount, which is included in prepaid expenses and other assets. Cardinal is expected to pay this receivable during the fourth quarter of 2006.
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
     Concentration of Credit Risk
     The Company sells its products principally to wholesalers and retailers, including mass merchandisers, grocery stores, membership clubs, and drug stores throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Beginning in fiscal year 2005, as a result of increased Mucinex sales, the Company reduced its concentration levels with certain customers and now sells to a combination of wholesalers, major retailers and mass merchandisers. The table below outlines the percentage of gross sales made to the following customers for the nine months ended:

	March 31,
	2006	2005
Wholesaler	11%	14%
Major retailer — A	12%	14%
Major retailer — B	11%	11%
Major retailer/mass merchandiser	19%	14%
     Accounting for Stock-Based Compensation
     Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) – Share-Based Payment (“SFAS No. 123(R)”). The Company elected the prospective method for all grants in fiscal year 2006. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation.

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
     Other, net
     For the three months ended March 31, 2006 and 2005, Other, net consisted of interest income of $1,638 and $224, respectively. For the nine months ended March 31, 2006 and 2005, Other, net consisted of interest income of $4,175 and $519, respectively. The interest income during the fiscal 2006 periods was partially offset by a one-time pretax loss of $1,527 recorded in connection with the move of the Company’s corporate headquarters in Chester, New Jersey. This loss is comprised of $896 associated with the write-off of leasehold improvements and furniture and fixtures not moved to the new facility and $631, which is based on the present value of the cash flows associated with the abandoned lease adjusted for expected sublease income.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$16,943	$14,794	$39,997	$24,220
Accretion of preferred stock	—	(24,999)	—	(150,577)

Net income/(loss) applicable to common stockholders	$16,943	$(10,205)	$39,997	$(126,555)

Average shares outstanding — basic	34,355,380	6,119,698	31,883,767	5,962,187
Preferred shares before conversion	—	—	1,279,838	—
Warrants	143,488	—	260,253	—
Stock options	2,254,227	—	2,224,899	—
Restricted stock units	5,994	—	3,833	—

Average shares outstanding — diluted	36,759,089	6,119,698	35,652,590	5,962,187

Income/(loss) per common share:
Basic	$0.49	$(1.67)	$1.25	$(21.23)
Diluted	$0.46	$(1.67)	$1.12	$(21.23)

     The following table shows common share equivalents outstanding for the period, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period:
Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Warrants	—	2,787,929	—	2,706,284
Stock options	104,384	2,517,594	123,430	2,621,232

	104,384	5,305,523	123,430	5,327,516

2. Benefit Plan
     The Company provides a 401(k) benefit plan (the “Plan”) covering substantially all employees. Under the Plan, employees are eligible to participate in the Plan upon attaining the age of 21 and completing six months of service and can contribute up to 80% of their compensation each year subject to certain Internal Revenue Code limitations. The board of directors approved a match on employee contributions made during a calendar year, contingent upon an established sales threshold for the fiscal year ending during that calendar year. During the quarter ended March 31, 2006, a match of $101 was paid on the deferrals from January 1, 2005 to December 31, 2005. On January 1, 2006, a new period began for matching employee contributions. For the three and nine months ended March 31, 2006, $76 and $116, respectively, was accrued on employee deferrals, primarily in selling, marketing and administrative expenses.
3. Stockholders’ Equity (Deficit)
     Initial Public Offering
     In July 2005, the Company completed its initial public offering of 9,142,500 shares of common stock at a price of $17.00 per share. The offering consisted of 6,889,500 newly issued shares sold by the Company and 2,253,000 shares sold by selling stockholders. The offering generated gross proceeds of approximately $117,000 and net proceeds of $106,598. Upon completion of the initial public offering, all three series of redeemable convertible preferred stock were converted into 17,533,696 shares of common stock.
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
     Stock Compensation Plan
     In March 2005, the board of directors adopted, and in May 2005 the stockholders adopted, the 2005 Incentive Plan. Under the terms of the 2005 Incentive Plan, employees, directors and others designated by the board of directors may be granted awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance awards, restricted stock, stock units, dividend equivalents or other stock-based awards at the discretion of the compensation committee of the board of directors. Prior to the Company’s initial public offering, the Company issued awards under the 1999 Long-Term Incentive Plan, which had similar features to the 2005 Incentive Plan. The board of directors decided not to grant any additional awards pursuant to this plan after completion of the Company’s initial public offering.
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
     The Company recorded stock compensation expense of $1,324 and $104 for the three months ended March 31, 2006 and 2005, respectively, and $3,501 and $283 for the nine months ended March 31, 2006 and 2005, respectively, primarily in selling, marketing and administrative expenses. The tax benefit recognized on the stock compensation expense for the three and nine months ended March 31, 2006 was $118 and $515, respectively, and related to the nonqualified stock options granted during the period and disqualifying dispositions upon the exercise of incentive stock options. Compensation cost not yet recognized as of March 31, 2006 was $6,928 and is expected to be recognized over the next weighted average of 1.8 years.
     The following weighted-average assumptions were used in the calculation of fair value of options granted in the respective periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Expected life of the option	5 years	6 years	5 years	6 years
Risk-free interest rate	4.5%	3.4%	4.0%	3.4%
Volatility	51.4%	0.0%	65.9%	0.0%
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value per option granted	$20.94	$2.11	$11.37	$1.25
Intrinsic value of options exercised	$12,772	$371	$47,152	$689
     A summary of the Company’s stock option activity and related information is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price per Option
Options outstanding at June 30, 2005	3,247,303	$1.68
Granted	917,976	19.68
Canceled	(18,090)	10.64
Exercised	(1,185,530)	1.53

Options outstanding at March 31, 2006	2,961,659	$7.26

     The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:
Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)

		Options Outstanding			Options Exercisable
		Weighted-
		Average
		Years	Weighted-			Weighted-
Ranges		Remaining	Average			Average
of		On	Exercise	Aggregate		Exercise	Aggregate
Exercise	Number	Contractual	Price	Intrinsic	Number	Price	Intrinsic
Prices	Outstanding	Life	per Option	Value	Exercisable	per Option	Value
$0.40	1,284,716	7.2	$0.40	$50,579	777,463	$0.40	$30,609
$1.42-$2.22	356,029	7.9	1.59	13,592	31,188	1.61	1,190
$3.02-$4.56	127,399	8.0	3.15	4,665	16,325	4.05	583
$5.01-$5.70	176,373	8.5	5.03	6,128	8,174	5.36	281
$11.40	104,380	8.8	11.40	2,961	14,524	11.40	412
$17.00	789,333	9.3	17.00	17,973	4,037	17.00	92
$28.50-$45.37	123,429	9.7	36.76	522	—	—	—

	2,961,659			$96,420	851,711		$33,167

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing price of $39.77 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
     The weighted-average grant date fair value per option for the following groups of options as of March 31, 2006 was:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value per Option
Nonvested options at June 30, 2005	1,631,078	$0.42
Nonvested options at March 31, 2006	2,109,948	4.98
Vested and exercisable at March 31, 2006	851,711	0.18
Granted during the nine months ended March 31, 2006	917,976	11.37
Forfeited during the nine months ended March 31, 2006	18,090	1.86
     During the nine months ended March 31, 2006, 6,485 restricted stock units were granted to certain of the Company’s board members at a weighted average fair value of $27.74. During the period, 491 restricted stock units with a fair value of $17.00 were forfeited upon retirement of a board member. The restricted stock units vest in full at the first annual stockholders’ meeting following the date of grant. Upon vesting, the restricted stock units will automatically convert into deferred stock units, which will not be converted into the Company’s common stock until six months following a director’s termination of board service. The fair value of the restricted stock units is determined by using the grant date closing market price of the Company’s common stock. Stock compensation expense included $75 and $180 of expense associated with the restricted stock units for the three and nine months ended March 31, 2006, respectively.
     Warrants
     At March 31, 2006, the Company had the following outstanding warrants to purchase common stock:

	Outstanding	Exercise
	Warrants	Price
	1,989	$0.03
	324	$4.56

Total	2,313

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
     These warrants have a term ranging from five to ten years, with the first warrants expiring in April 2011 and the last warrants expiring in June 2013.
4. Commitments and Contingencies
     The Company has obligations under noncancelable operating leases for buildings and certain equipment expiring in various years through August 2014. Future rental commitments are primarily for the office building in Chester, New Jersey, which terminates August 2014.
     In October 2005, the Company entered into a twelve-year operating lease for a new office facility in Chester, New Jersey, which commenced on April 1, 2006.
     Future minimum lease commitments associated with the new facility are as follows:

Fiscal 2006	$204
Fiscal 2007	816
Fiscal 2008	816
Fiscal 2009	830
Fiscal 2010	872
Thereafter	7,286

$10,824

     In connection with the decision to move the corporate headquarters to a larger facility in Chester, New Jersey, the Company recognized a one-time pretax loss of $631 in the quarter ended March 31, 2006, which is based on the present value of the cash flows associated with the lease on the former facility adjusted for expected sublease income. The Company used a risk adjusted interest rate of 8.75% to discount the cash flows.
     Future minimum lease commitments, net of sublease income, are as follows:

Fiscal 2006	$85
Fiscal 2007	193
Fiscal 2008	109
Fiscal 2009	128
Fiscal 2010	108
Thereafter	295

$918

     In connection with the Supply Agreement, the Company is obligated to pay a minimum profit share to Cardinal Health of $3,000 each year for the contract years ending March 31, 2006 and 2007. As of March 31, 2006, the Company had exceeded the minimum profit share amount to Cardinal Health for the contract year ending March 31, 2006.
     The Company is a party to various claims and suits arising out of matters occurring during the normal course of business. However, as of March 31, 2006, there was no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.
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
     During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will be exiting the dextromethorphan manufacturing business. At such time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. Cardinal Health has made a commitment to the dextromethorphan supplier and is obligated to take delivery of the material over the course of three years beginning in September 2004. The Company provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that the Company will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the material or (ii) six years from the date of the letter agreement. In November 2005, the Company agreed to extend this contract to purchase an additional 45 metric tons of dextromethorphan through 2009, which the Company believes will meet its needs for at least the next four and one-half years. As of March 31, 2006, the remaining commitment for the entire contract was approximately $13,700.
     Cardinal Health obtains all of the guaifenesin for the Company’s products from two suppliers, Boehringer Ingelheim Chemicals, Inc. (“Boehringer Ingelheim”) and Delta Synthetic Co., LTD (“Delta”). According to Cardinal Health’s agreement with Boehringer Ingelheim, which expires in June 2006, Cardinal Health must

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
     purchase from Boehringer Ingelheim all of the guaifenesin used in Mucinex SE and at least 90% of the guaifenesin used in the Company’s products produced under all subsequent New Drug Applications. The Company recently received Food and Drug Administration (“FDA”) approval to use Delta as a supplier of guaifenesin. Cardinal Health is currently purchasing guaifenesin from Delta and Boehringer Ingelheim due to Boehringer Ingelheim’s inability to supply the required amounts under the Company’s agreement with Boehringer Ingelheim.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, together with our financial statements and related notes appearing elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A. Risk Factors of this quarterly report and the heading “Risk Factors” in our final prospectus filed with the SEC pursuant to Rule 424(b) on December 9, 2005 for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
     We are a specialty pharmaceutical company focused on late-stage development, commercialization and marketing of over-the-counter, or OTC, and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market four products: Mucinex SE, Mucinex DM, Mucinex D and Humibid SE.
     Mucinex SE. Mucinex SE is a long-acting, single-ingredient guaifenesin OTC product and the only single-ingredient, long-acting, 600mg guaifenesin product approved by the FDA. The FDA approved Mucinex SE in July 2002.
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
     Humibid SE. Humibid SE is a maximum strength, long-acting, single-ingredient guaifenesin OTC product and is the only FDA-approved 1200mg, maximum strength, long-acting, single-ingredient guaifenesin product. The FDA approved Humibid SE in July 2002, and we began to market Humibid SE in March 2006.
     Future Products. We have two additional products that have been approved by the FDA that we intend to market under the Humibid brand name beginning in fiscal year 2007: a maximum strength OTC combination product containing long-acting guaifenesin and dextromethorphan and a maximum strength OTC combination product containing long-acting guaifenesin and pseudoephedrine. Like Mucinex SE, Mucinex DM, Mucinex D and Humibid SE, these additional products are the only FDA-approved products of their kind. We also intend to launch a line of immediate-release guaifenesin pediatric products under the Mucinex brand name during the first quarter of fiscal year 2007.
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
Critical Accounting Policies and Estimates
     Accounting for Stock-Based Compensation. Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) — Share-Based Payment, or SFAS No. 123(R). We elected the prospective method for all grants in fiscal year 2006. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. We used the graded-vesting methodology to record the stock-based compensation expense over the vesting period, which generally ranges from three to five years. This methodology results in a greater amount of expense recognized towards the beginning of the vesting period as opposed to the straight-line method.
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
     Accounting for Certain Investments in Debt and Equity Securities. We account for investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are comprised of marketable securities consisting primarily of certificates of deposit, U.S. state and municipal government obligations, corporate bonds and mutual funds. Investments with maturities of less than one year from the balance sheet date but greater than 3 months are classified as short-term investments. Long-term investments have maturities greater than one year from balance sheet date and are classified within Other assets on the Consolidated Balance Sheet.
     All of the Company’s investments are classified as held-to-maturity, which are those securities that we have the positive intent and ability to hold to maturity and are reported at cost plus accrued amortization.
     We have made no material changes to our other critical accounting policies, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
Results of Operations
     Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net Sales. Net sales increased by $17.0 million to $76.0 million for the three months ended March 31, 2006, as compared to $59.0 million for the three months ended March 31, 2005. The increase in net sales was primarily due to the impact of our consumer advertising campaign and the launches of Mucinex D and Humibid SE. Net sales during the three months ended March 31, 2006 and 2005 approximated 94% and 91% of gross sales, respectively. The improvement in the percentage includes changes in estimates for chargebacks and the trade development programs, based on additional historical experience.
     The following table sets forth our net sales for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended
	March 31,		Increase/
Product	2006	2005	(Decrease)
	(In thousands)
Mucinex SE	$51,882	$43,408	$8,474
Mucinex DM	18,272	14,229	4,043
Mucinex D	4,689	—	4,689
Humibid SE	1,159	—	1,159
Other	—	1,401	(1,401)

Net Sales	$76,002	$59,038	$16,964

     Cost of Goods Sold. Cost of goods sold increased by $4.8 million to $16.2 million for the three months ended March 31, 2006, as compared to $11.3 million for the three months ended March 31, 2005. Cost of goods sold increased in dollar terms primarily as a result of the increase in Mucinex SE and Mucinex DM sales and the launch of Mucinex D and Humibid SE. As a percentage of net sales, cost of goods sold during the three months ended March 31, 2006 and 2005 totaled approximately 21.3% and 19.2%, respectively. The increase in the percentage was due to the increased sales of higher cost products, such as Mucinex D and products packaged within display units. For the three months ended March 31, 2006 and 2005, cost of goods sold included $3.3 million and $3.1 million, respectively, of profit share earned by Cardinal Health.

     Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased by $6.5 million to $28.4 million for the three months ended March 31, 2006, as compared to $21.9 million for the three months ended March 31, 2005. The increase during the three months ended March 31, 2006 was primarily due to: (i) approximately $3.5 million associated with various sales and marketing programs, including the new consumer advertising campaign; (ii) $1.5 million of general and administrative expenses primarily related to new headcount, information technology and insurance; (iii) an increase of $1.1 million for stock-based compensation; and (iv) approximately $475,000 of additional expense related to distribution and shipping on the increased volume of Mucinex sales. The increase in stock-based compensation was primarily due to the consideration of a volatility assumption in the calculation of fair value for the fiscal year 2006 stock option grants.
     Product Development. Product development expenses increased by $2.3 million to $3.8 million during the three months ended March 31, 2006, as compared to $1.5 million for the three months ended March 31, 2005. The increase for the three months ended March 31, 2006 was due to spending on Mucinex line extensions and start-up of the erdosteine Phase IIb clinical programs.
     Other, net. Other income decreased by $120,000 to $80,000 during the three months ended March 31, 2006, as compared to $200,000 for the three months ended March 31, 2005. The decrease during the three months ended March 31, 2006 was primarily due to the $1.5 million one-time pretax loss recorded in connection with moving the corporate headquarters. The decrease was partially offset by higher interest income reflecting earnings on the increased cash balances, which includes the cash received from the initial public offering, coupled with higher interest rates.
     Income Taxes. Income tax expense for the three months ended March 31, 2006 and 2005 was $10.7 million and $9.8 million, respectively. Our effective tax rate for the three months ended March 31, 2006 and 2005 was 38.7% and 39.7%, respectively.
     Accretion of Preferred Stock. Accretion of our redeemable convertible preferred stock for the three months ended March 31, 2005 was $25.0 million, which reflects the adjustment to accrete the redeemable convertible preferred stock to fair value. Upon the closing of our initial public offering in July 2005, our redeemable convertible preferred stock converted into shares of common stock and, as a result, there was no accretion during the three months ended March 31, 2006.
     Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005
     Net Sales. Net sales increased by $65.2 million to $186.3 million for the nine months ended March 31, 2006, as compared to $121.1 million for the nine months ended March 31, 2005. The increase in net sales was primarily due to the impact of our consumer advertising campaign and the launches of Mucinex D and Humibid SE. Net sales during the nine months ended March 31, 2006 and 2005 approximated 92% and 89% of gross sales, respectively. The improvement in the percentage includes changes in estimates for chargebacks and the trade development programs, based on additional historical experience.
     The following table sets forth our net sales for the nine months ended March 31, 2006 and March 31, 2005:

	Nine Months Ended
	March 31,		Increase/
Product	2006	2005	(Decrease)
	(In thousands)
Mucinex SE	$129,370	$90,684	$38,686
Mucinex DM	41,372	25,828	15,544
Mucinex D	14,365	—	14,365
Humibid SE	1,159	—	1,159
Other	—	4,547	(4,547)

Net Sales	$186,266	$121,059	$65,207

     Cost of Goods Sold. Cost of goods sold increased by $13.9 million to $38.6 million for the nine months ended March 31, 2006, as compared to $24.7 million for the nine months ended March 31, 2005. Cost of goods sold increased in dollar terms primarily as a result of the increase in Mucinex SE and Mucinex DM sales and the launches of Mucinex D and Humibid SE. As a percentage of net sales, cost of goods sold during the nine months ended March 31, 2006 and 2005 totaled approximately 20.7% and 20.4%, respectively. The increase in the percentage was due to increased sales of higher cost products, such as Mucinex D and products packaged within display units. For the nine months ended March 31, 2006 and 2005, cost of goods sold included $8.3 million and $7.6 million, respectively, of profit share earned by Cardinal Health.
     Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased by $21.3 million to $74.0 million for the nine months ended March 31, 2006, as compared to $52.7 million for the nine months ended March 31, 2005. The increase during the nine months ended March 31, 2006 was primarily due to: (i) approximately $10.6 million associated with various sales and marketing programs, including the training and systems for the 50 additional sales representatives hired in December 2004, professional marketing expenses, expansion of the trade sales department, and spending on the new consumer advertising campaign; (ii) $5.1 million of general and administrative expenses primarily related to new headcount, information technology and insurance; (iii) an increase of $2.8 million for stock-based compensation; (iv) $500,000 relating to the fee to terminate the agreement with Pharmaceutical Design L.L.C.; (v) approximately $1.6 million of additional expense related to distribution and shipping on the increased volume of Mucinex sales; and (vi) $700,000 of legal, printing and audit costs related to the secondary offering. The increase in stock-based compensation was primarily due to the consideration of a volatility assumption in the calculation of fair value for the fiscal year 2006 stock option grants.
     Product Development. Product development expenses increased by $6.9 million to $11.4 million during the nine months ended March 31, 2006, as compared to $4.5 million for the nine months ended March 31, 2005. The increase for the nine months ended March 31, 2006 was due to spending on Mucinex line extensions, coupled with expenses related to start-up costs of the erdosteine Phase IIb clinical program. The nine months ended March 31, 2006 also included a $650,000 milestone payment made to Edmond Pharma SRL for erdosteine and $502,000 for stock-based compensation.
     Other, net. Other income increased by $2.4 million to $2.9 million during the nine months ended March 31, 2006, as compared to $442,000 for the nine months ended March 31, 2005. The increase during the nine months ended March 31, 2006 was primarily due to higher interest income reflecting earnings on the increased cash balances, which include the cash received from the initial public offering, coupled with higher interest rates. This increase was partially offset by a one-time pretax loss of $1.5 million recorded in connection with the move of our corporate headquarters in Chester, New Jersey.
     Income Taxes. Income tax expense for the nine months ended March 31, 2006 and 2005 was $25.2 million and $15.6 million, respectively. Our effective tax rate for the nine months ended March 31, 2006 and 2005 was 38.6% and 39.4%, respectively.
     Accretion of Preferred Stock. Accretion of our redeemable convertible preferred stock for the nine months ended March 31, 2005 was $150.6 million, which reflects the adjustment to accrete the redeemable convertible preferred stock to fair value. Upon the closing of our initial public offering in July 2005, our redeemable convertible preferred stock converted into shares of common stock and, as a result, there was no accretion during the nine months ended March 31, 2006.
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
     As of March 31, 2006, we had approximately $133.6 million of cash and cash equivalents, $19.7 million of short-term investments and working capital of $187.0 million, as compared to cash and cash equivalents of $24.7 million and working capital of $32.7 million as of June 30, 2005. The increase in both cash and cash equivalents and working capital is primarily due to the $106.7 million net proceeds received from our initial public offering in July 2005, combined with cash flow from operating activities. We do not have any outstanding debt.
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
     Purchases of our finished product inventory from Cardinal Health are paid at an amount equal to Cardinal Health’s actual manufacturing cost plus a mark-up. The mark-up payments to Cardinal Health are trued up each March 31st to the actual profit share amount. Any excess of the mark-up payments over the actual profit share amount are refunded to us. Conversely, if the actual profit share amount exceeds the payments paid to Cardinal Health during the contract year, the shortfall would be paid to Cardinal Health. As of March 31, 2006, we have a receivable of $6.5 million due from Cardinal Health based on the actual profit share amount for the contract period ending March 31, 2006. The purpose of the mark-up payments is to provide Cardinal Health with an interim cash flow prior to the actual profit share calculation. The mark-up percentages are defined in the Cardinal Health Supply Agreement as follows:

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
     We expect to increase our selling, marketing and administrative and our product development expenses. We anticipate our selling and marketing expenses to increase as we seek to (i) continue to switch long-acting guaifenesin and combination prescription products into OTC sales of Mucinex products; (ii) expand the market for long-acting guaifenesin and combination products and (iii) increase our share of the OTC cough, cold, allergy, and sinus markets. Therefore, we intend to increase our number of professional sales representatives by an additional 25 individuals beyond the current 100 and we may need to increase our consumer advertising spending. We anticipate that our administrative expenses will increase to support our current growth plans and position as a public company. Our product development expenses will likely increase as a result of our current plans to (i) expand the Mucinex product line with OTC and prescription line extensions and (ii) in-license or acquire specialty pharmaceutical respiratory products and trademarks that may require additional development expenditures to achieve FDA marketing approval. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we pursue our product portfolio expansion initiative. Additionally, if sales of our current products continue to increase or we increase the number of products in our portfolio, we may find it necessary to consider alternative manufacturing capabilities, which may include the acquisition of manufacturing facilities and equipment and participating in capital expenditures under contract manufacturing relationships.
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

Cash Flows
     Nine months ended March 31, 2006 compared to nine months ended March 31, 2005. Net cash provided by operating activities was $21.0 million and $5.9 million for the nine months ended March 31, 2006 and 2005, respectively. The increase in net cash provided by operations during the nine months ended March 31, 2006 was primarily due to the increase in net income, combined with offsetting changes in prepaid expenses and income taxes receivable.
     Net cash used in investing activities was $39.1 million for the nine months ended March 31, 2006, as compared to $3.6 million for the nine months ended March 31, 2005. The net cash used in investing activities in both periods primarily reflected purchases of investments. The net cash used in investing activities for the nine months ended March 31, 2006 also included $1.0 million of restricted cash as collateral for our letter of credit for our new office building in Chester, New Jersey.
     Net cash provided by financing activities was $127.1 million during the nine months ended March 31, 2006, as compared to $538,000 for the nine months ended March 31, 2005. During the nine months ended March 31, 2006, the proceeds from financing activities included the $107.8 million net proceeds from the issuance of common stock in our initial public offering and $16.8 million excess tax benefit from the exercise of nonqualified stock options. We paid $1.1 million of deferred offering costs through June 30, 2005.
Commitments
     During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will be exiting the dextromethorphan manufacturing business. At that time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. Cardinal Health made a commitment to the dextromethorphan supplier and is obligated to take delivery of the material over the course of three years beginning in September 2004. We provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that we will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the material or (ii) six years from the date of the letter agreement. In November 2005, we agreed to extend this contract to purchase an additional 45 metric tons of dextromethorphan through 2009, which we believe will meet our needs for at least the next four and one-half years. As of March 31, 2006, the remaining commitment for the entire contract was approximately $13.7 million.
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
     Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are a party to various claims and suits arising out of matters occurring during the ordinary course of business. However, as of March 31, 2006, we are involved in no current proceeding or litigation that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.
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
     Mucinex SE, Mucinex DM, Mucinex D and Humibid SE are our only commercial products. Sales of Mucinex SE accounted for approximately 86.2% and 73.3% of our revenue in fiscal years 2004 and 2005, respectively, and approximately 68.3% and 69.5% of our revenue for the three and nine months ended March 31, 2006, respectively. Sales of Mucinex DM accounted for approximately 23.9% of our revenue in fiscal year 2005 and approximately 24.0% and 22.2% of our revenue for the three and nine months ended March 31, 2006, respectively. We launched Mucinex D, a product combining long-acting guaifenesin with pseudoephedrine, in October 2005. Sales of Mucinex D accounted for approximately 6.2% and 7.7% of our revenue for the three and nine months ended March 31, 2006, respectively. We launched Humibid SE, a product containing 1200 mg guaifenesin, in March 2006. Sales of Humibid SE accounted for approximately 1.5% and 0.6% of our revenue for the three and nine months ended March 31, 2006, respectively. In the near term, we anticipate that our ability to generate revenues and establish our Mucinex and Humibid brands will depend largely on the continued success of Mucinex SE and Mucinex DM and the successful commercialization of Mucinex D and Humibid SE, and additional products that utilize the Mucinex and Humibid brand names. Any failure or delay in our efforts to successfully commercialize our products could have a negative impact on our revenues and ability to execute our business strategy.
Our principal supplier of guaifenesin, the active ingredient in our Mucinex product line, has historically had difficulty delivering the amount of guaifenesin we have requested. We also rely on a single supplier for dextromethorphan, the additional active ingredient in Mucinex DM.
          Currently, Cardinal Health obtains all of the guaifenesin for our products, the active ingredient in our Mucinex product line, from two suppliers, Boehringer Ingelheim and Delta. According to Cardinal Health’s agreement with Boehringer Ingelheim, which lasts through June 2006, Cardinal Health must purchase from Boehringer Ingelheim all of the guaifenesin used in Mucinex SE and at least 90% of the guaifenesin used in our products produced under all subsequent new drug applications, or NDAs. Under its agreement with Boehringer Ingelheim, Cardinal Health may obtain guaifenesin from a third party supplier if, for any reason, Boehringer Ingelheim discontinues supplying guaifenesin or is unable for three continuous months to supply the requested amounts of guaifenesin to Cardinal Health. We recently received FDA approval to use Delta as a supplier of guaifenesin for use in Mucinex SE. Cardinal Health currently purchases guaifenesin from Delta and Boehringer Ingelheim due to Boehringer Ingelheim’s inability to supply the required amounts under the agreement between the parties. Even though Boehringer Ingelheim has regained the ability to supply significant amounts of guaifenesin, Cardinal Health continues to purchase additional guaifenesin from Delta in order to meet our total demand. Boehringer Ingelheim has advised us that in the near term they are confident in their ability to supply the amount of guaifenesin we have requested from them to meet our production needs. Even with this Boehringer Ingelheim supply, Cardinal Health will continue to purchase additional guaifenesin from Delta for use in Mucinex SE.

     Cardinal Health relies on a single supplier to provide it with dextromethorphan, the additional active ingredient in Mucinex DM. This supplier reduced their production of dextromethorphan in 2004 and indicated that it intended to exit the business. Recently, the supplier has agreed to provide Cardinal Health with an additional supply of dextromethorphan, which we expect will meet our needs for at least the next four and one-half years. Cardinal Health has not qualified an alternative supplier for dextromethorphan. If Cardinal Health does not qualify such an alternative supplier for dextromethorphan prior to the depletion of the existing supply of dextromethorphan, or if the existing supplier is unable or unwilling to provide Cardinal Health with the agreed-upon supply, we will not be able to supply Mucinex DM.
     The FDA requires that all manufacturers of pharmaceutical ingredients for sale in, or from, the United States achieve and maintain compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations and guidelines. There are a limited number of manufacturers operating under cGMP regulations that are capable of manufacturing guaifenesin, dextromethorphan or pseudoephedrine to our specifications. With the exception of Delta, we do not currently have alternative sources for production of these ingredients, and Cardinal Health has a limited ability to enter into relationships with alternative guaifenesin suppliers without terminating its agreement with Boehringer Ingelheim. Cardinal Health may be unable to utilize alternative manufacturing sources for these ingredients or to obtain such manufacturing on commercially reasonable terms or on a timely basis. Any transfer of Cardinal Health’s sources of supply to other manufacturers will require the satisfaction of various regulatory requirements, which could cause Cardinal Health to experience significant delays in receiving adequate supplies of guaifenesin, dextromethorphan, pseudoephedrine or all of these. Any delays in the manufacturing process may adversely impact our ability to meet commercial demand on a timely basis, which would negatively impact our revenues, reputation and business strategy.
We depend on a limited number of customers for a large portion of our sales, and demands made by, or the loss of, one or more of these customers could significantly reduce our margins or sales and adversely affect our business and financial results.
     For fiscal year 2005, our top five and top ten customers accounted for an aggregate of approximately 62% and 82% of our gross sales, respectively. For the three months ended March 31, 2006, they accounted for an aggregate of approximately 53% and 73% of our gross sales, respectively, and for the nine months ended March 31, 2006, our top five and ten customers accounted for an aggregate of approximately 58% and 73% of our gross sales, respectively. CVS, McKesson Corporation, Walgreens, and Wal-Mart each accounted for greater than 10% of our gross sales for fiscal year 2005. For the three months ended March 31, 2006, McKesson Corporation, Walgreens and Wal-Mart each accounted for greater than 10% of our gross sales, and for the nine months ended March 31, 2006 McKesson Corporation, Walgreens, CVS and Wal-Mart each accounted for greater than 10% of our gross sales. In future periods, we expect that our top five and top ten customers will, in the aggregate, continue to account for a large portion of our sales. In addition, retailers have demanded, and may continue to demand, increased service and other accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. Given the growing trend toward consolidation of retailers, we expect demands by customers and the concentration of our sales in a small number of customers to increase. The loss of one or more of our top customers, any significant decrease in sales to these customers, pricing concessions or other demands made by these customers, or any significant decrease in our retail display space in any of these customers’ stores could reduce our sales and margins and could have a material adverse effect on our business, financial condition and results of operations.
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
          Medicaid does not generally cover the costs of OTC products. Twenty-four state programs, however, have covered and continue to cover the cost of Mucinex SE, 18 state Medicaid programs have covered and continue to cover the cost of Mucinex DM and seven state programs have covered and continue to cover the cost of Mucinex D. We can offer no assurance that any Medicaid program will cover any of our new products or will continue to cover our current products.
Regulatory Risks
The sale of products containing pseudoephedrine is restricted by additional federal and state government regulations, which may negatively impact our sales of Mucinex D.
          Our Mucinex D product contains pseudoephedrine HCl, a FDA-approved ingredient for the relief of nasal congestion. We launched this product in October 2005. We understand that pseudoephedrine has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. On March 9, 2006, President Bush signed into law the Combat Methamphetamine Epidemic Act of 2005, which requires that among other things: (i) effective April 9, 2006, consumers are prohibited from purchasing more than (a) 3.6 grams of pseudoephedrine per day, which equates to three packages of Mucinex D 18 count and one package of Mucinex D 36 count per day, and (b) 9.0 grams of pseudoephedrine per month, which equates to eight packages of Mucinex D 18 count and four packages of Mucinex D 36 count per month; and (ii) effective September 30, 2006, retailers will be required to (a) place products containing pseudoephedrine, including Mucinex D, behind the counter or in locked cabinets in the main section of their store, and (b) keep an electronic record of all pseudoephedrine sales. We believe that, to date, 37 states have also enacted regulations concerning the sale of pseudoephedrine, including limiting the amount of these products that can be purchased at one time, making pseudoephedrine a prescription product, or requiring that these products be located behind the counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. In addition, several retailers, in the absence of such regulations, have begun keeping products containing pseudoephedrine behind the counter. Once the additional federal restrictions on pseudoephedrine sales become effective, if states continue to adopt such regulations in the interim or states adopt more restrictive regulations or if additional retailers institute similar policies, then our sales of Mucinex D and the maximum strength version of the same product, once introduced, may be negatively impacted.
Risks Relating to Intellectual Property
Our U.S. patent no. 6,372,252 was recently subject to a request for reexamination, which the USPTO granted upon petition to the USPTO Director. If the USPTO cancels our patent or substantially narrows the claims of our patent such that it no longer protects our products from competition, our business will be materially harmed.
On April 20, 2005, an anonymous third party filed a request for reexamination with the USPTO of our U.S. patent no. 6,372,252, which contains claims covering a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial new question of patentability based on prior art. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by petition to the Director of the USPTO. The USPTO advised us on August 18, 2005 that the Director had granted the petition and ordered reexamination, and on December 29, 2005, the USPTO advised us of its initial, non-final determination to reject the claims of our U.S. Patent no. 6,372,252. Under typical procedural practices at the USPTO, this preliminary finding was made prior to Adams presenting its arguments in favor of affirming the claims under this patent. On March 21, 2006, we presented our arguments to the USPTO examiner in a personal interview, and on March 23, 2006 we filed a written response to the USPTO’s initial determination setting out those arguments. Under a reexamination proceeding and, upon completion of the proceeding, the USPTO may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. Pursuant to this reexamination, the USPTO will reconsider the patentability of our delivery system for guaifenesin. We expect the USPTO to complete its review in nine to 12 months, and the entire reexamination process, from this point forward, could take up to as much as five additional years, including the potential for two separate appeals.

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
ITEM 6. EXHIBITS.

Exhibit
Number		Description

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESPIRATORY THERAPEUTICS, INC.
Date May 11, 2006	/s/ DAVID BECKER
By: David Becker
Its: Executive Vice President and Chief Financial Officer