Form 10-K
period 2006-06-30
Adams Respiratory Therapeutics, Inc.
filed 2006-09-28
CIK 1319439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51445
Adams Respiratory Therapeutics, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	75-2725552
(State of incorporation)	(I.R.S. Employer Identification No.)

4 Mill Ridge Lane Chester, New Jersey (Address of principal executive offices)	07930 (Zip Code)
(908) 879-1400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Common Stock, Par Value $0.01 Per Share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer  ☐                    Accelerated file ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on December 31, 2005 as reported on that date was $1,129,906,636.
     The number of shares of registrant’s common stock outstanding on September 26, 2006 was 35,065,939.
     Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders of the registrant to be held December 15, 2006 are incorporated by reference into Part III of this Form 10-K.

      A, Adams, A Adams Respiratory Therapeutics, Adams Respiratory Therapeutics, Delsym, Humibid, Junior Mucus, Mini-Melts, Mucinex, Mucinex IN...Mucus OUT, Mr. Mucus, Mrs. Mucus, Nothing Lasts Longer, and the Junior Mucus, Mr. Mucus and Mrs. Mucus characters are our registered trademarks or are the subject of pending trademark applications. In addition, we have registered Mucinex in Canada and Mexico. Each of the other trademarks, trade names or service marks appearing in this document belongs to its respective holder.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Some of the statements made under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements that reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe,” “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “predict,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Specifically, this Annual Report contains, among others, forward-looking statements regarding:

•	our course of action related to a new drug application filing by Mutual Pharmaceutical Company;

•	our involvement in litigation having a material adverse impact on our business, financial condition, results of operations or cash flows;

•	our obligations related to product returns and royalty payments;

•	our ability to obtain sufficient quantities of raw materials, including guaifenesin and dextromethorphan;

•	our expectations of the seasonality of Mucinex sales and related revenue fluctuations;

•	our intentions to market additional products, grow our business and expand our product portfolio;

•	our ability to meet our anticipated operating needs with our revenues;

•	the timing of the United States Patent and Trademark Office’s, or USPTO’s, reexamination of the patentability of our delivery system for guaifenesin and our ability to prevail in the reexamination process;

•	our reliance on and continued consolidation of our top customers;

•	our expectations of increased pricing pressures;

•	our ability to leverage our brand names;

•	our ability to develop a reputation as an expert in the respiratory therapeutics market; and

•	our exposure to credit rate and interest rate risk.
      Any forward-looking statements contained in this Annual Report are based upon our historical performance and on our current plans, estimates and expectations. You should not regard the inclusion of this forward-looking information as a representation by us or any other person that we will achieve the future plans, estimates or expectations contained in this Annual Report. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those described in Part  I, Item IA. Risk Factors.
      These cautionary statements should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Moreover, we operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict these new risks or uncertainties, nor can it assess the impact, if any, that any such risks or uncertainties may have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statement. Accordingly, the risks and uncertainties to which we are subject can be expected to change over time, and we undertake no obligation to update publicly or review the risks or uncertainties described in this Annual Report. We also undertake no obligation to update publicly or review any of the forward-looking statements made in this Annual Report, whether as a result of new information, future developments or otherwise.

      If one or more of the risks or uncertainties referred to in this Annual Report materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we have projected. Any forward-looking statements contained in this Annual Report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, financial condition, growth strategy and liquidity. You should specifically consider the factors identified in this Annual Report that could cause actual results to differ. We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
      As used herein, except as otherwise indicated by the context, references to “we,” “us,” “our,” or the “Company” refer to Adams Respiratory Therapeutics, Inc. and its subsidiaries.

Item 1.	Business
Overview
      We are a specialty pharmaceutical company focused on late-stage development, commercialization and marketing of over-the-counter, or OTC, and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market three OTC products under our Mucinex brand, one product under our Humibid brand, two products under our Delsym brand, and four products under Children’s Mucinex line of products. We are a Delaware corporation, and we initially incorporated in Texas on September 12, 1997.
      Mucinex SE, launched in July 2002, is a long-acting, single-ingredient 600mg guaifenesin product. Guaifenesin is an expectorant that thins bronchial secretions and makes coughs more productive. Guaifenesin has an established clinical acceptance. Mucinex DM, launched in August 2004, combines long-acting guaifenesin with the cough suppressant dextromethorphan. Mucinex D, launched in October 2005, combines long-acting guaifenesin and the decongestant pseudoephedrine. According to Information Resources, Inc., or IRI, for the 52-week period ended August 13, 2006, Mucinex was the fourth best-selling brand of the 176 brands in the cough, cold, allergy, and sinus market, based on retail dollar sales.
      For the fiscal year ended June 30, 2006, our revenues were $239.1 million and our net income was $46.4 million. These figures represent a 49.0% increase in revenues over the prior fiscal year, which is primarily due to the increase in sales of Mucinex SE, Mucinex DM and the launch of Mucinex D and a 71.7% increase in net income over the prior fiscal year, primarily due to increase in sales.
      We have also received Food and Drug Administration, or FDA, approval for three maximum strength OTC products, which we intend to market under the Humibid brand name: a single-ingredient guaifenesin product; a guaifenesin/dextromethorphan combination product; and a guaifenesin/pseudoephedrine combination product. Each of these maximum strength products has twice the amount of active ingredients as its Mucinex counterpart. We launched Humibid SE, our maximum strength, single-ingredient guaifenesin product, in March 2006, and we expect to launch the remaining maximum strength formulations during fiscal year 2007. The Humibid products will be positioned for sale from behind the pharmacy counter as a professional brand. We intend to drive consumption of these products through education of and recommendations by physicians, pharmacists and other healthcare professionals and do not intend to develop consumer advertising for the Humibid brand.
      In June 2006, we acquired the U.S. marketing and sales rights to Delsym from UCB, Inc., or UCB. Delsym is the only FDA-approved OTC 12-hour liquid cough suppressant. We currently market two products, each comprised of two stock keeping units, or SKUs, in the Delsym line — an adult Delsym product and a children’s Delsym product. According to IRI, for the 52-week period ended August 13, 2006, Delsym was the second best-selling brand in the approximate $300 million OTC liquid cough syrup category, with a 12.7 percent market share. We currently intend to market Delsym using a dedicated consumer advertising campaign, and our existing sales and marketing infrastructure, to drive further brand awareness and market penetration.

      We launched a new line of four immediate-release guaifenesin-based products for children under the Mucinex brand name in August 2006. The Children’s Mucinex line of products includes two liquid SKUs and two SKUs utilizing a new proprietary licensed delivery system that we are marketing as Mini-Melts, which are pre-measured, flavored packets of quick-melting granules. These products will compete in the $323.0 million pediatric segment of the cough, cold, allergy and sinus category, according to IRI, for the 52-week period ended August 13, 2006.
      All of our adult Mucinex products and their Humibid maximum strength versions are based on our patented delivery system for guaifenesin. Our delivery system has an immediate-release component to provide rapid relief from excess mucus and an extended-release component to provide 12-hour effect. We currently intend to develop three additional prescription or OTC products utilizing this delivery system technology to treat additional respiratory disorders. The first of these products has completed clinical development, and we expect to file a New Drug Application, or NDA, with the FDA by the end of calendar year 2006.
      Mucinex SE, Mucinex DM and Mucinex D and their maximum strength versions are the only long-acting guaifenesin products approved by the FDA. The FDA approved marketing of these products as OTC products. The FDA’s policy, which it finalized in June 2006, is to remove unapproved products from the market once it has approved a similar product. Following approval of Mucinex SE, the FDA took enforcement action in December 2003 to remove all other long-acting, single-ingredient guaifenesin products from the market. Based on IMS Health-NPAtm data, we estimate that, for the 12 months ended June 30, 2003, approximately 10.5 million prescriptions were dispensed for competing long-acting, single-ingredient guaifenesin products. Mucinex SE and Humibid SE are now the only products available to meet this demand, and we believe that we have switched the majority of these prescriptions to OTC sales of Mucinex SE. Based on IMS Health-NPAtm data, we estimate that, for the 12 months ended June 30, 2006, approximately 9.4 million prescriptions were dispensed for products containing long-acting guaifenesin in combination with dextromethorphan or pseudoephedrine. If the FDA removes competitive unapproved products under its policy, Mucinex DM and Mucinex D and their maximum strength versions, when they become available, would be the only products available to meet this demand, and we believe a majority of the prescriptions currently dispensed for those products would be switched to OTC sales of Mucinex DM and Mucinex D and their maximum strength versions, when they become available.
      We believe the approval of Mucinex SE, Mucinex DM and Mucinex D as OTC products resulted in the opportunity to introduce long-acting guaifenesin and combination products into the larger OTC market where guaifenesin was previously only available in short-acting form. According to IRI, consumers in the United States spent approximately $2.9 billion on OTC cough, cold, allergy, and sinus remedies during the 52 weeks ended August 13, 2006.
      We employ a dual marketing approach to take advantage of the former prescription status of the long-acting guaifenesin market and the opportunity it presents in the OTC market. Our recently expanded 125-person professional sales force attempts to educate physicians and other healthcare professionals about the benefits of our products and encourages these physicians and other healthcare professionals to recommend our products to their patients. Our sales force also seeks to educate pharmacists about our products and encourages them to recommend our products to their customers. We have launched consumer advertising campaigns utilizing television, print and radio media to increase consumer trial and awareness of the Mucinex brand. Our focused positioning is embodied in our tag line “Mucinex In. Mucus Out.” and our message is communicated through the animated characters called “Mr. Mucus” and “Mrs. Mucus.” In the fall of 2006, we will launch consumer advertising campaigns to promote Delsym and our Children’s Mucinex line of products.

      The following graph plots the retail tablet sales of Mucinex SE for each four-week period, based on data from IRI, showing the effects of the FDA’s removal of products competitive with Mucinex SE from the market and our consumer advertising campaigns. The graph also shows an estimate of the number of people in the United States who experienced cold symptoms in the preceding seven days, as reported by Surveillance Data Inc., showing the development of the flu and cold season.
Market, Ranking And Other Data
      The data included in this annual report regarding market share, historical sales, market size, and ranking, including our position and the position of our competitors within these markets, is based on data generated by the independent market research firms IRI and IMS Health Incorporated, or IMS Health.
      IRI data reports non-prescription retail sales in the food, drug and mass merchandise markets. IRI data for the mass merchandise market does not include Wal-Mart, which ceased providing sales data to IRI in 2001. Although Wal-Mart represents a significant portion of the mass merchandise market for us, as well as our competitors, we believe that Wal-Mart’s exclusion from IRI data does not significantly change our market share or ranking relative to our competitors. As used in this annual report, the OTC cough, cold, allergy, and sinus market includes both the cold, allergy, and sinus segment and the cough syrup segment as reported by IRI. We believe our products compete against products comprising both of these market segments.
      IMS Health reports data from various sources including drug manufacturers, wholesalers, retailers, pharmacies, mail order, long-term care facilities, and hospitals. We rely on IMS Health-NPAtm for prescription sales data related to our products and IMS Health-National Sales Perspectivestm for sales information related to the non-retail sector of our business. We believe this prescription and non-retail data is not reported in the data we receive from IRI.
The Respiratory Therapeutics Market
      Market Overview. Respiratory disorders include serious conditions such as emphysema, pneumonia, chronic obstructive pulmonary disease, or COPD, and chronic bronchitis for which patients seek professional medical treatment, as well as less serious disorders, including the common cold, sinusitis, bronchitis, and allergies, which patients often diagnose and treat by themselves. Likewise, respiratory therapeutics range from prescription pharmaceuticals prescribed by a physician to OTC pharmaceuticals purchased by the consumer, often as the result of a physician’s or pharmacist’s recommendation.

According to IMS Health-NPAtm and IMS Health-National Sales Perspectivestm, in July 2006 the prescription market in the United States for all respiratory disorders was approximately $15.3 billion, while the prescription cough and cold market in the United States was approximately $1.4 billion. According to IRI, consumers in the United States spent approximately $2.9 billion on OTC cough, cold, allergy, and sinus remedies during the 52 weeks ended August 13, 2006, which includes approximately $300 million of adult and children’s cough syrup products. In total, approximately $323.0 million of this OTC cough, cold, allergy and sinus market represents sales of pediatric products.
      Respiratory disorders have different causes and symptoms, but the production of excess or thick mucus is a common factor in many of these disorders. Excess mucus often exacerbates respiratory disorders, such as acute respiratory infections, bronchitis, common cold, cough, and sinusitis. Guaifenesin, the principal active ingredient in our Mucinex and Humibid products, is the only FDA-approved expectorant. It helps loosen mucus and thin bronchial secretions to rid the bronchial passageways of bothersome mucus and make coughs more productive. Guaifenesin is available in both long-acting and short-acting formulations and as a single ingredient or in combination with other active ingredients. Long-acting formulations are typically in tablet form and dosed every 12 hours. Short-acting or immediate-release formulations are often in liquid form and are dosed every four to six hours. Historically, the long-acting formulations were available in the United States by prescription only, while short-acting formulations were available over the counter.
      The Long-Acting Guaifenesin Market. Physicians prescribe single-ingredient and combination long-acting guaifenesin products to address the excess mucus associated with respiratory disorders. Based on data from IMS Health-NPAtm, we estimate that approximately 10.5 million prescriptions were dispensed for long-acting, single-ingredient guaifenesin products for the 12 months ended June 30, 2003 and that approximately 9.4 million prescriptions were dispensed for long-acting, combination guaifenesin products containing dextromethorphan or pseudoephedrine for the 12 months ended June 30, 2006.
      We believe, based on data from IMS Health-NPAtm, that approximately 91% of all prescriptions for long-acting, single-ingredient and combination guaifenesin were historically filled with generic drugs. Branded long-acting guaifenesin products were not actively promoted despite the fact that doctors routinely prescribed certain brand names. We believe that the brand name with the most recognition in the market was Humibid, for which approximately 2.8 million prescriptions were written during 2003, according to IMS Health-NPAtm. We acquired the Humibid brand in February 2005.
      The OTC Cough, Cold, Allergy, and Sinus Market. According to the American Lung Association, adults contract two to four colds per year, primarily between September and May. As a result, we expect retail demand for our products to be higher between October 1 and March 31. The OTC cough, cold, allergy, and sinus market includes products that consumers purchase over the counter to address mild respiratory disorders such as the common cold, cough and allergic rhinitis. These mild respiratory disorders often have multiple symptoms including nasal, sinus and bronchial congestion, cough, runny nose, and fever. Many of the products in the cough, cold, allergy and sinus market contain more than one active ingredient in order to be effective against several different cough and cold symptoms. Guaifenesin, in short-acting formulations, is an ingredient in many of these cough and cold OTC products.
      Familiar brand names in the OTC cough, cold, allergy, and sinus market include Vicks®, Dayquil®/ Nyquil®, Tylenol®, Benadryl®, Sudafed®, Claritin®, and Robitussin®. These products generally contain active ingredients such as acetaminophen, dextromethorphan, diphenhydramine, guaifenesin, loratadine, phenylephrine, and pseudoephedrine. This market is fairly fragmented with seven brands, including our Mucinex products, accounting for approximately 52% of dollar sales during the 52-week period ended August 13, 2006, according to IRI. During this same period, according to IRI, private label products represented approximately 22% of this market.
      The OTC Pediatric Market. According to data from IRI, consumers in the United States spent approximately $323.0 million on products in the OTC pediatric cough, cold, allergy and sinus market during the 52 weeks ended August 13, 2006. Familiar brands in this market include Benadryl®, Dimetapp®, PediaCare®, Robitussin®, Triaminic®, and Tylenol®. The products in the pediatric market face greater compliance concerns than the adult market because of issues with proper dosing and product taste. We believe that products providing convenient and accurate dosing that taste good have a competitive advantage in the OTC pediatric market.
Our Competitive Strengths
      Mucinex SE and Humibid SE are the Only Long-Acting, Single-Ingredient Guaifenesin Products Available in the United States. In December 2003, the FDA removed all competing long-acting, single-ingredient guaifenesin products from the U.S. market. As a result, Mucinex SE was the exclusive FDA-approved, long-acting, single-ingredient expectorant available in the United States. Due to our exclusive position and professional and consumer promotional efforts, net sales of Mucinex SE increased from $117.4 million during the fiscal year ended June 30, 2005 to $158.6 million during the fiscal year ended June 30, 2006. Humibid SE, which we launched in March 2006, is now the only maximum-strength, single-ingredient guaifenesin product available in the United States.
      Strength of the Mucinex Brand. On October 31, 2005, we launched our second season of television, print and radio advertising to build awareness of the Mucinex brand in the consumer market. The table below identifies brand rank and market share by dollar sales for the leading brands in the OTC cough, cold, allergy, and sinus market, as reported by IRI for the 52, 12 and four weeks ended August 13, 2006.

	Brand Rank(1)			Market Share(1)

	52 Weeks	12 Weeks	4 Weeks	52 Weeks	12 Weeks	4 Weeks
Brand	Ended	Ended	Ended	Ended	Ended	Ended

Private label				21.9%	23.9%	24.1%
Claritin®	1	1	1	10.2	14.9	13.5
Vicks®	2	3	3	9.6	6.8	6.9
Tylenol®	3	5	5	7.2	6.3	6.5
Mucinex	4	4	4	6.7	6.7	6.7
Robitussin®	5	7	7	6.2	4.5	4.3
Benadryl®	6	2	2	6.0	9.3	10.2
Sudafed®	7	6	6	5.8	6.0	6.0
Airborne	8	9	9	3.2	1.9	2.0
Theraflu®	9	13	13	2.3	1.3	1.3
Alka Seltzer Plus®	10	11	11	2.2	1.4	1.4
Triaminic®	11	12	12	2.0	1.4	1.3
Advil®	12	10	10	1.8	1.5	1.5
Others	13 through 176	13 through 160	13 through 148	14.9	14.1	14.2

Total				100.0%	100.0%	100.0%

(1)	Includes products sold in the OTC cough, cold, allergy, and sinus market and does not include other products marketed under these brand names.
      On June 7, 2006, we received a 2006 silver EFFIE Award for our original Mucinex advertising featuring “Mr. Mucus.” This award-winning advertising was recognized as one of the most effective of the year in the Health Aids and Over-The-Counter Products category. The EFFIE Awards are presented annually by the American Marketing Association and recognize the business impact of creative advertising.
      Mucinex is the number one recommended adult expectorant brand, as determined in the Pharmacy Times 2006 Over-the-Counter (OTC) Survey of Pharmacists Recommendations, with about 54 percent of pharmacist recommendations. In March 2006, Mucinex DM was recognized by IRI as one of the “Top 10 New Product Pacesetters” in its annual ranking of non-food brands.

      In June 2004, Mucinex SE was recognized by NACDS Marketplace as the best new product in the “Healthcare/ OTC” category. Later in 2004, Mucinex SE was voted the number one new product in the “Cough/ Cold/ Allergy” category at the Retail Excellence Awards hosted by Drug Store News. In June 2005, Mucinex SE was selected as the top product in the cough and cold category in Women’s Day magazine’s “Best of Health and Beauty” awards. This award is selected by the 100,000 member consumer panel of Women’s Day magazine. Additionally, Mucinex DM was named the “DIANA” award winner at the October 2005 HDMA Annual Leadership Forum. The award winner is chosen by HDMA’s members based on sales and market share achieved, overall category sales impact, and the quality and impact of marketing support programs. We believe professional and consumer awareness of the Mucinex brand resulting from these awards provides a significant foundation for our planned Mucinex line extensions and will help us grow our market share and achieve long-term profitability.
      Our Patented Guaifenesin Delivery Systems Provide a Platform for the Introduction of Additional Respiratory Products. All of our adult Mucinex products and their maximum strength versions utilize our oral-solid patented delivery system, which has an immediate-release component of guaifenesin to match the effects of an immediate-release product and an extended-release component for long-lasting effect. We intend to utilize this technology in products that combine guaifenesin with other ingredients to address other respiratory ailments. We are currently developing three additional products that utilize our patented guaifenesin delivery system and combine long-acting guaifenesin with other active ingredients. The first of these products has completed clinical development, and we expect to file an NDA with the FDA by the end of calendar year 2006.
      Focus on the Respiratory Therapeutics Market. All of our products treat symptoms associated with respiratory disorders, which allows us to maximize resources and concentrate on identifying the best strategies for marketing and product development. By focusing on the respiratory therapeutics market, we believe that we can develop our reputation as an expert in that area, which will allow us to more effectively compete with other respiratory therapeutics products. Further, we believe that our focus on the respiratory therapeutics market allows us to identify additional products that will complement and expand our portfolio of respiratory therapeutics.
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

Our Business Strategy
      Our goal is to be a preeminent specialty pharmaceutical company and a respected leader in both the OTC and prescription markets. The key elements of our strategy to achieve this goal are to:

•	Continue to Switch Prescriptions for Long-Acting Guaifenesin into OTC Sales of Our Products. Based on data from IMS Health-NPAtm, during the 12 months ended June 30, 2003, physicians wrote and pharmacists dispensed an estimated 10.5 million long-acting, single-ingredient guaifenesin prescriptions. As a result of the FDA’s removal of all competing long-acting, single-ingredient guaifenesin products from the U.S. market in December 2003, Mucinex SE and Humibid SE are now the only single-ingredient, long-acting guaifenesin products available in the United States. Despite the FDA’s removal of the unapproved products from the market, physicians continue to write prescriptions for these products. In order to switch prescriptions for these guaifenesin products to physician recommendations for Mucinex SE, Mucinex DM, Mucinex D, and Humibid SE, our 125-person professional sales force details our long-acting guaifenesin products to the approximately 25,000 healthcare professionals who have traditionally written the majority of long-acting guaifenesin prescriptions.

•	Expand the Market by Educating Healthcare Professionals about the Benefits of Long-Acting Guaifenesin. The prescription market for long-acting guaifenesin historically consisted primarily of generic products. As a result, physicians, pharmacists and other healthcare professionals were not regularly detailed about the benefits of long-acting guaifenesin. Our sales force seeks to educate these professionals as to the therapeutic value of long-acting guaifenesin in an effort to expand the market for our current and future products. We have also organized a panel of leading physicians specializing in respiratory care to study the use of long-acting guaifenesin products and to further establish the products as valuable therapeutic agents in the field.

•	Build the Mucinex Brand in the Consumer Market. While guaifenesin in short-acting or immediate-release formulations is a common ingredient in numerous OTC cough, cold and sinus remedies, long-acting guaifenesin was available only by prescription until the FDA’s approval of Mucinex SE as an OTC product. According to IRI, for the 52-week period ended August 13, 2006, the retail OTC market for cough, cold, allergy, and sinus remedies was approximately $2.9 billion. Our consumer advertising strategy is to educate consumers about the unique benefits of Mucinex and encourage consumers to try our Mucinex products. We seek to position Mucinex as the preferred brand for relief from congestion due to excess mucus, a symptom common to most respiratory ailments. Our current advertising campaign features the animated characters called “Mr. Mucus” and “Mrs. Mucus” and the tag-line “Mucinex In. Mucus Out.” Based on research we sponsored, aided brand awareness of Mucinex increased from 14% prior to the launch of our first advertising campaign to 67% during the peak of the 2005 cough, cold and flu season. We believe our continued efforts will result in increased consumer awareness and brand loyalty for Mucinex.

•	Launch New Products Under Our Existing Brands. We seek to capture a larger share of the OTC cough, cold, allergy, and sinus market by launching new products under our Mucinex and Humibid brands. To date, we have extended our line of products under these brands to include Mucinex DM, Mucinex D and Humibid SE, which incorporate our patented technology for long-acting guaifenesin. We launched Mucinex DM in August 2004, Mucinex D in October 2005, and Humibid SE in March 2006. We launched a line of immediate-release guaifenesin products under the Children’s Mucinex brand in August 2006. We intend to launch the maximum strength versions of our guaifenesin combination products under the Humibid brand in fiscal year 2007.

•	Develop Prescription Respiratory Products. We are considering a number of product development candidates for the prescription market. In May 2005, we in-licensed erdosteine, a regulator of mucus production. In addition, by applying our patented delivery system for guaifenesin, we plan to develop products that combine long-acting guaifenesin with prescription active ingredients. We currently are developing prescription products utilizing this delivery system. We will use our existing professional sales force to market these products to physicians we currently target. Our product development expenses were approximately $18.9 million, $7.4 million and $3.2 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

•	Continue to In-License or Acquire Pharmaceutical Respiratory Products and Brands. We intend to expand our product portfolio by selectively in-licensing or acquiring prescription or OTC products in the respiratory market. We will focus on prescription products in the later stages of development and OTC brands that we believe can be expanded in the cough, cold, allergy, and sinus market. As part of this strategy, we acquired the Humibid brand, historically a strong brand in the long-acting prescription guaifenesin marketplace. We believe this brand will provide us with a platform from which to launch the other maximum strength versions of our Mucinex products and to take advantage of the awareness of the Humibid brand by physicians, pharmacists and other healthcare professionals. On June 12, 2006, we acquired the Delsym product line, the only FDA-approved, long-acting OTC liquid cough suppressant. We currently market two products under the Delsym brand — an adult Delsym product and a children’s Delsym product — and intend to further expand this product line. Further, in March 2006, we in-licensed the proprietary technology from Losan Pharma GmbH, which we utilize in our Children’s Mucinex Mini-Melts. In addition, we are evaluating licensing respiratory prescription products and may seek FDA approval to introduce them into the market. In May 2005, we in-licensed erdosteine, which is currently approved for use in Europe, South Africa and Asia for the symptomatic treatment of respiratory infections, bronchitis and COPD. In March 2006, we initiated a Phase IIb clinical trial of erdosteine.

Our Products

				12 Months Ended
		Fiscal		June 30, 2006
Product	Active Ingredients	Launch Year		Net Sales

				(In millions)
Mucinex SE	600 mg guaifenesin	2003		$158.6
Mucinex DM	600 mg guaifenesin/30 mg dextromethorphan HBr	2005		59.2
Mucinex D	600 mg guaifenesin/60 mg pseudoephedrine HCl	2006		19.3
Delsym (Adult & Children)	5 ml dextromethorphan polistirex (equivalent to 30 mg	2006	*	0.7
	dextromethorphan HBr)
Humibid SE	1200 mg guaifenesin	2006		1.3
Humibid DM	1200 mg guaifenesin/60 mg dextromethorphan HBr	2007	**	—
Humibid D	1200 mg guaifenesin/120 mg pseudoephedrine HCl	2007	**	—
Children’s Mucinex Mini-Melts	50 mg guaifenesin	2007		—
	100 mg guaifenesin	2007		—
Children’s Mucinex Liquid	100 mg/5 ml guaifenesin	2007		—
	100 mg/5 ml guaifenesin/5 mg/5 ml dextromethorphan (HBr)	2007		—

*	Acquired by Adams in June 2006

**	Proposed fiscal launch year
      Mucinex SE. Mucinex SE is an extended-release, bi-layer tablet containing 600 mg of guaifenesin. Mucinex SE helps loosen phlegm, or mucus, and thin bronchial secretions to rid the bronchial passageways of bothersome mucus and make coughs more productive. In July 2002, we received FDA approval of a NDA for Mucinex SE. For the fiscal years ended June 30, 2006, 2005 and 2004, our net sales for Mucinex SE were $158.6 million, $117.4 million and $52.9 million, respectively. Sales of Mucinex SE accounted for approximately 66.3%, 73.3% and 86.2% of our revenue in fiscal years 2006, 2005 and 2004, respectively. According to IRI, for the 52-week period ended August 13, 2006, our Mucinex SE 40 count and 20 count SKUs ranked number four and one, respectively, among more than 2,000 SKUs in the cough, cold, allergy, and sinus market in terms of retail dollar sales.
      Mucinex DM. Mucinex DM combines the expectorant properties of Mucinex SE with the cough suppressant dextromethorphan. In April 2004, the FDA approved our NDA for Mucinex DM, which is the only long-acting guaifenesin and dextromethorphan combination product approved by the FDA. We launched Mucinex DM during August 2004 and for the fiscal year ended June 30, 2006 and 2005, our net sales of Mucinex DM were $59.2 million and $38.3 million, respectively. Sales of Mucinex DM accounted for approximately 24.8% and 23.9% of our revenue in fiscal years 2006 and 2005, respectively. According to IRI, for the 52-week period ended August 13, 2006, our Mucinex DM 40 count and 20 count SKUs were the number 40 and three, respectively, SKUs in terms of retail dollar sales.
      Mucinex D. Mucinex D adds the decongestant pseudoephedrine to the expectorant properties of Mucinex SE. In June 2004, the FDA approved our NDA for Mucinex D, which is the only long-acting guaifenesin and pseudoephedrine combination product approved by the FDA. We began marketing Mucinex D in October 2005. For the fiscal year ended June 30, 2006, our net sales for Mucinex D were $19.3 million. According to IRI, for the 52-week period ended August 13, 2006, our Mucinex D 36 count and 18 count SKUs were the number 468 and 28, respectively, SKUs in terms of retail dollar sales.
      Maximum Strength Guaifenesin Product Line. We launched the first of our maximum strength extended-release guaifenesin products, Humibid SE, our single-ingredient product, in March 2006. We have also received FDA approval for two other extended-release guaifenesin formulations at twice the strength of the approved adult Mucinex formulations: a guaifenesin/dextromethorphan combination product and a guaifenesin/pseudoephedrine combination product. We intend to launch the remaining maximum strength combination formulations under the Humibid brand in fiscal year 2007. We believe that Humibid was the most recognized brand in the former prescription long-acting guaifenesin market. According to IMS Health-NPAtm, during 2003, approximately 2.8 million prescriptions were written for Humibid. We intend to market these maximum strength products by targeting the physician community that continues to prescribe Humibid.
      Delsym. Delsym is the only 12-hour liquid cough suppressant available without a prescription, making it the longest-lasting OTC cough relief product. Delsym has no private-label equivalent. We currently market four items in the Delsym product line: two adult SKUs and two children’s SKUs. According to IRI, the Delsym products generated $38.2 million in retail sales for the 52 weeks ended December 25, 2005 in the cough syrup category. Delsym is the number two brand in the $300 million OTC cough syrup category, according to IRI’s dollar market share for the 52 weeks ended August 13, 2006.
      Children’s Mucinex. In August 2006, we began to market four immediate-release guaifenesin products under the Mucinex brand for children. The Children’s Mucinex line of products includes two liquid SKUs and two SKUs utilizing a new proprietary licensed delivery system that we are marketing as Mini-Melts, pre-measured, flavored packets of quick-melting granules. These products will compete in the $323.0 million pediatric segment of the cough, cold, allergy and sinus category, according to IRI, for the 52-week period ended August 13, 2006.
      Other Products. During fiscal year 2004, we discontinued the manufacture and sale of our Aquatab product lines to focus on building the Mucinex brand. In February 2005, we entered into an agreement with Cornerstone Biopharma, Inc., or Cornerstone, to assign our AlleRxtm assets to Cornerstone in exchange for the Humibid trademark. We believe the Humibid name is more in line with our growth strategy than the AlleRxtm product line. For the fiscal years ended June 30, 2005 and 2004, our net sales for AlleRxtm products were $4.5 million and $8.3 million, respectively.
      The FDA’s Removal of Competing Products. Mucinex SE, Mucinex DM and Mucinex D and their maximum strength versions, including Humibid SE, are the only long-acting guaifenesin products approved by the FDA. The FDA’s policy, finalized in June 2006, is to remove unapproved products from the market once a similar product has been approved by the FDA. Following approval of Mucinex SE, the FDA took enforcement action to remove other long-acting, single-ingredient guaifenesin products, all of which were unapproved products. As a result, Mucinex SE and Humibid SE are currently the exclusive alternatives to what we estimate, based on IMS Health-NPAtm data, were formerly 10.5 million prescriptions dispensed for long-acting, single-ingredient guaifenesin products. Prior to the FDA’s enforcement action, physicians continued to prescribe and pharmacies continued to dispense long-acting, single-ingredient guaifenesin as prescription products, and we believe less than 5% of the prescriptions written resulted in retail sales of Mucinex SE, despite Mucinex SE being the only FDA-approved product. After the FDA’s enforcement action, we believe that a majority of physician prescriptions for long-acting, single-ingredient guaifenesin were switched to retail sales of Mucinex SE, and now sales of Humibid SE as well. If the FDA were to enforce its policy on products containing long-acting guaifenesin in combination with dextromethorphan or pseudoephedrine, all of which are unapproved, we believe a majority of the estimated 9.4 million prescriptions, based on IMS Health-NPAtm data, currently dispensed for those products would be switched to OTC sales of Mucinex DM and Mucinex D and their maximum strength versions, when they become available.
      Product Pipeline. We are currently working on the development of three additional products combining guaifenesin with other active ingredients and utilizing our patented oral solid delivery system to treat prevalent respiratory disorders. We are at various stages of development for these products. The first of these products has completed clinical development, and we expect to file a NDA with the FDA by the end of calendar year 2006. In addition, we are actively reviewing opportunities to in-license or acquire prescription products for the respiratory markets. In May 2005, we in-licensed erdosteine from Edmond Pharma SRL, or Edmond; erdosteine is currently approved for use in Europe, South Africa and Asia for the symptomatic treatment of respiratory infections, bronchitis and COPD. In March 2006, we initiated a Phase IIb clinical trial of erdosteine. The Phase IIb placebo-controlled investigational study will evaluate different dose levels and clinical methods in approximately 400 patients with COPD.
Our Sales and Marketing Strategy
      We utilize a dual marketing strategy for our Mucinex products. We seek to capitalize on the historic prescription nature of the market for long-acting, single-ingredient and combination guaifenesin products by continuing to develop physician and pharmacist support for long-acting guaifenesin and combination products. We also introduced our Mucinex products to consumers in an effort to expand the available market and capture a meaningful share of the OTC cough, cold, allergy, and sinus market, which, we believe, based on IRI data, represents approximately $2.9 billion during the 52 weeks ended August 13, 2006. In contrast, we market Humibid SE to physicians, pharmacists and healthcare professionals, and we do not intend to market our Humibid brand products directly to consumers. We intend to use this dual marketing strategy for our Delsym and Children’s Mucinex products later in calendar 2006.
      Professional Marketing. Our physician marketing efforts focus primarily on primary care and respiratory specialist physicians such as allergists; otolaryngologists; ear, nose and throat doctors; and pulmonologists. We estimate, based on IMS Health-NPAtm data, that, for the 12 months ended June 30, 2003, approximately 10.5 million prescriptions were dispensed for prescription single-ingredient guaifenesin products similar to our Mucinex SE and that, for the 12 months ended June 30, 2006, approximately 9.4 million prescriptions were dispensed for prescription combination guaifenesin products similar to our Mucinex DM and Mucinex D products. We believe approximately 25,000 healthcare professionals wrote 60% of these prescriptions. With our sales force, we are able to market our products to approximately 80% of these physicians and encourage them to write recommendations for our products. On May 1, 2006, we announced plans to add approximately 25 new representatives to our existing 100-person field force early in fiscal year 2007. The incremental sales force expansion will enable us to achieve greater national reach and frequency of product details to healthcare professionals across the United States. The new sales representatives will also support our planned introduction of new products. As of August 2006, we had completed hiring, training and deployment of these new sales representatives.
      In addition, many physicians continue to write prescriptions for long-acting, single-ingredient guaifenesin despite its OTC status. This trend continues even though the FDA ordered former prescription products removed from the market. We believe these prescriptions routinely result in pharmacist-directed sales of Mucinex. We also intend to leverage our existing sales and marketing infrastructure to market our newly acquired Delsym brand of cough suppressant liquids.
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
      Consumer Marketing. In November 2004, we launched our initial advertising campaign featuring “Mr. Mucus” and utilizing the tag line “Mucinex In. Mucus Out.”, and in October 2005, we began airing a new execution of this campaign, which introduced “Mrs. Mucus.” We intend to launch another advertising campaign for our adult line of Mucinex products in November 2006 using the same characters and tag line. In addition, we intend to expand our advertising campaign for Children’s Mucinex in October 2006, which will feature “Junior Mucus.” We also plan to advertise our Delsym product line through an advertising campaign commencing in October 2006. The launch of our advertising coincides with the traditional onset of the cough and cold season in the United States. We believe Mucinex advertising communicates the effectiveness of Mucinex in relieving chest congestion by removing excess mucus and expands consumer awareness of the Mucinex brand. In addition to sales growth, we gauge the effectiveness of our advertising campaign by measuring aided brand awareness. Aided brand awareness is a consumer’s ability to identify our product after being told the product’s name. Based on research we sponsored, aided brand awareness of Mucinex increased from 14% prior to the launch of our first advertising campaign to 67% during the peak of the 2005 cough, cold and flu season.
      On June 7, 2006, we received a 2006 silver EFFIE Award for our original Mucinex advertising featuring “Mr. Mucus.” The award-winning spot was recognized as one of the most effective of the year in the Health Aids and Over-The-Counter Products category. The EFFIE Awards are presented annually by the American Marketing Association and recognize the business impact of creative advertising. Our 2005/2006 season’s consumer print advertising also each won an International Award of Excellence (IN-AWE) award from the Medical Marketing Association in June 2006.
Trade Sales and Distribution
      Our customers consist of drug wholesalers, retail drug stores, mass merchandisers, and grocery stores in the United States. We believe that each of these channels is important to our business and we continue to seek opportunities for growth in each sector. The following table sets forth the percentage of gross sales for all of our customers for the last three fiscal years, across our major distribution channels:

	Percentage of Gross Sales

Channel of Distribution	2006	2005	2004

Wholesale Drug	25.7%	34.4%	69.5%
Drug	30.1	32.5	18.7
Mass	26.9	19.0	7.0
Food	16.5	13.4	4.2
Other	0.9	0.6	0.7
      Certain drug wholesale customers distribute our products to non-retail institutions, such as federal facilities, long-term care facilities, hospitals, clinics, and HMOs. For the 12 months ended June 30, 2006, based on IMS Health-National Sales Perspectivestm data, we believe approximately 11% of our sales were directed to non-retail channels.

      Our top 10 customers accounted for approximately 74%, 82% and 91% of our gross sales for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The following table sets forth a list of our primary distribution channels and our principal customers for each channel:

Channel of Distribution	Customers

Wholesale Drug	AmerisourceBergen
Cardinal Health
McKesson*
Drug	CVS*
Brooks/Eckerd
Rite Aid
Walgreens*
Food	Albertsons
Peyton’s/Kroger
Safeway
Mass	Kmart
Target
Wal-Mart*
Sam’s Club

*	Represents customers who each accounted for greater than 10% of our gross sales for the fiscal year ended June 30, 2006.
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
      Since December 2003, we have expanded our trade sales force from one to 10 professionals. During that same time frame, we expanded our shelf presence at food, drug and mass merchandiser stores. We believe a product’s importance to major retailers and attractiveness to consumers can be measured by the All Commodity Volume Index, or ACV, as reported by IRI. ACV measures the weighted sales volume of stores that sell a particular product out of all the stores that sell products in that market segment generally. In the case of our products, ACV measures the percentage of retailers that sell our products out of all retailers that sell cough, cold, allergy, and sinus remedies (on a weighted sales volume basis). The following table summarizes our ACV for each of our products:

	ACV 52 Weeks Ended August 13,

	2006			2005

	Drug	Food	Food/Drug/Mass	Drug	Food	Food/Drug/Mass

Mucinex SE	90.2%	64.7%	81.4%	86.5%	46.5%	70.6%
Mucinex DM	80.1%	53.2%	70.8%	63.9%	30.8%	49.1%
Mucinex D	45.7%	15.8%	32.2%	—%	—%	—%
      In April 2004, we entered into a three-year exclusive distribution and logistics agreement with Cardinal Health PTS, LLC, or Cardinal Health. Under this agreement, Cardinal Health is responsible for warehouse inventory operations, logistics, shipping, billing, and customer collections on a fee-for-service basis. Cardinal Health also serves as the exclusive distribution agent for commercial sales of Mucinex SE, Mucinex DM, Mucinex D and our other pharmaceutical products agreed to by Cardinal Health and us.

Segment and Geographic Information
      We operate in one business segment, specialty pharmaceuticals. All of our revenues are attributed to sales of our products in the United States. Our revenues were $239.1 million, $160.2 million and $61.3 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Our net income was $46.4 million, $27.0 million and $35.8 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Our total assets were $252.6 million, $63.8 million and $71.0 million at June 30, 2006, 2005 and 2004, respectively.
      At June 30, 2006 and 2005, our long-lived assets were $134.5 million and $9.6 million, respectively, and primarily consisted of intangible assets and property, plant and equipment, all of which are located in the United States. The increase of our long-lived assets at June 30, 2006 was primarily due to $122.0 million intangible assets recorded in conjunction with our acquisition of the Delsym product line in June 2006.
Government Regulation
      The manufacture and marketing of prescription and OTC pharmaceutical products in the United States are subject to extensive regulation by the federal government, primarily the FDA, under the Federal Food, Drug and Cosmetic Act, or FDCA, the Controlled Substance Act and other federal statutes and regulations.

FDA Approval Process
      Most drug products obtain FDA marketing approval pursuant to a NDA or an abbreviated new drug application, or ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA or 505(b)(2) application, which enables the applicant to rely, in part, on the safety and efficacy data of an existing product, or published literature, in support of its application. Our existing products were approved pursuant to Section 505(b)(2) NDAs. While we may seek approval of future products through any of these processes, we expect to seek approval for most of our future products using NDAs and Section 505(b)(2) NDAs.

•	New Drug Applications. NDAs are the standard applications required for new drug products and require extensive original clinical data demonstrating the safety and efficacy of the product candidate. Typically, NDAs require three phases of human clinical trials. In Phase I, the product candidate is introduced into humans and tested for safety, dose ranges and pharmacokinetics. In Phase II, the product candidate is introduced into a slightly larger patient population to assess efficacy for specific indications, assess response rates tolerance, determine optimal dose, and identify safety risks and adverse effects. In Phase III, the product candidate is introduced in an expanded patient population at multiple geographically dispersed sites to further test for safety and clinical efficacy. In addition, prior to beginning the human clinical trial work required for either a NDA or Section 505(b)(2) NDA, an applicant must obtain approval to begin this clinical testing by submitting an Investigational New Drug application, or IND, which includes the results of preclinical animal studies, to the FDA.

•	Abbreviated New Drug Applications. An ANDA is a type of application in which approval is based on a showing of “sameness” to an already approved drug product. ANDAs do not contain full reports of safety and effectiveness as required in NDAs but rather demonstrate that their proposed products are “the same as” reference products with regard to their conditions of use, active ingredients, route of administration, dosage form, strength, and labeling. ANDA applicants must demonstrate the bioequivalence of their products to the reference product. Bioequivalence generally means that no significant difference exists in the rate and extent to which the active ingredients enter the blood-stream and become available at the site of drug action. Bioequivalence, however, does not mean that the products must be identical in all respects. Furthermore, the FDA has broad discretion to determine whether a product meets the ANDA approval standards.

•	505(b)(2) Applications. If a proposed product represents a change from an already approved product, and therefore does not qualify for an ANDA, the applicant may be able to submit a Section 505(b)(2) NDA or 505(b)(2) application. A 505(b)(2) application is made pursuant to Section 505(b)(2) of the FDCA and relies on one or more investigations conducted by a party other than the applicant in connection with an existing approved product. The FDA has determined that 505(b)(2) applications may be submitted for products that represent changes from approved products in conditions of use, active ingredients, route of administration, dosage form, strength, or bioavailability. A 505(b)(2) applicant must reference an approved product as well as the related safety data on which it proposes to rely. The applicant must also provide the FDA with any additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed changes. Consequently, while an applicant avoids duplication of preclinical and certain clinical safety and efficacy studies through the use of a 505(b)(2) application, the FDA usually requires the applicant to perform at least one additional human clinical study in support of the application.
      In seeking approval for a drug through a NDA or 505(b)(2) application, applicants must list with the FDA each patent with claims that cover the drug or method of using the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug are then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations list, commonly known as the Orange Book. Applicants that file an ANDA or 505(b)(2) application must certify, with respect to each product referenced in their applications, that no patent exists in the Orange Book for that reference product, that the listed patents have expired, that the application may be approved upon the date of expiration of the listed patents, or that the patents listed in the Orange Book for the reference product are invalid or will not be infringed by the marketing of the applicant’s product. When an applicant submits an application containing a certification that a reference product’s patents are invalid or not infringed, the applicant must also provide notice to the owner of the reference product’s patent. If the owner of the reference product determines that the applicant’s product would infringe a valid patent listed in the Orange Book for the reference drug and files suit within 45 days of receiving notice of the application, the FDA will stay its approval of the applicant’s product until the earlier of 30 months or a court’s determination that the applicant’s product does not infringe the reference drugs patent or that certain of the reference drug’s patent claims are invalid.
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
      Some products intended for OTC marketing require FDA approval through one of the three processes described in the preceding paragraphs. Many OTC drugs, however, may be commercially distributed without prior FDA approval by following the FDA’s OTC monographs. The OTC monographs classify certain drug ingredients as safe and effective for specified uses and establish categorical requirements for the marketing of drugs containing such ingredients without pre-approval. Our adult Mucinex and Humibid products containing a new formulation of sustained-release guaifenesin are not OTC monograph drugs and were approved pursuant to Section 505(b)(2) NDAs.

      Approval of Our Existing Long-Acting Guaifenesin Products. The following table sets forth when the FDA approved the 505(b)(2) applications for our existing long-acting guaifenesin products:

505(b)(2)
Application or
Supplement
Product	IND Filing	Submission	FDA Approval

Mucinex SE	June 1998	June 2000	July 2002
Humibid SE	June 1998	August 2002	December 2002
Mucinex DM	September 2000	June 2003	April 2004
Humibid DM (maximum strength guaifenesin/ dextromethorphan HBr)	September 2000	June 2003	April 2004
Mucinex D	September 2000	January 2003	June 2004
Humibid D (maximum strength guaifenesin/ pseudoephedrine HCl)	September 2000	January 2003	June 2004
      While the FDA has approved all of these products for marketing, we have only launched Mucinex SE, Mucinex DM, Mucinex D and Humibid SE to date. We expect to launch our two remaining maximum strength formulations in fiscal year 2007.
      In 2002, the FDA approved our 505(b)(2) application for Mucinex SE as an OTC long-acting guaifenesin product. Prior to our 505(b)(2) application for Mucinex SE, only short-acting guaifenesin products had been marketed OTC, while long-acting guaifenesin products were marketed as prescription drugs, despite their lack of formal approval by the FDA. Under the Durham Humphrey Act of 1951, the FDA established that no drug may simultaneously be sold as a non-prescription product and as a prescription product at the same dose for the same indication. Any products that violate this rule are subject to FDA regulatory action and removal from the market.
      On October 11, 2002, the FDA issued warning letters to 66 manufacturers, distributors, marketers, and retailers of single-ingredient guaifenesin extended-release products. The letters stated that such prescription products require FDA approval, and without FDA approval, they could no longer be marketed legally. A number of the manufacturers and distributors that received a warning letter from the FDA filed a “Citizens Petition,” which is similar to an appeal, with the FDA requesting that the agency either elect not to enforce existing regulatory policies requiring removal of the drugs from the market or delay such enforcement. On February 25, 2003, the FDA issued a letter in response to the Citizens Petition to the 66 recipients of the original warning letter, reiterating that following the FDA’s approval of Mucinex SE in July 2002, all other single-ingredient guaifenesin extended-release drug products may no longer be marketed legally. The FDA decided, however, to allow a grace period for the manufacturers and distributors to remove such drugs from the market as follows:

•	the FDA required that the warning letter recipients cease manufacturing unapproved single-ingredient guaifenesin extended-release products no later than May 21, 2003;

•	no distribution (including distribution by secondary wholesalers or other distributors) could occur after October 23, 2003; and

•	no retail sales could occur after November 30, 2003.
      Historically, long-acting prescription guaifenesin products and, according to the FDA, several thousand other drugs were marketed without FDA approval. Resource limitations prevented FDA enforcement actions against many unapproved prescription and OTC drugs. In October 2003, the FDA published a draft compliance policy guide articulating its existing informal policy regarding drugs marketed in the United States that do not have required FDA approval. In June 2006, the FDA announced that it had finalized its policy, under which the FDA will exercise its discretion in taking enforcement action against unapproved drugs once the FDA has approved a similar drug, whether the similar drug is prescription or OTC. In publishing the policy guide, the FDA publicly affirmed the actions it took relating to long-acting, single-ingredient guaifenesin products. As of this date, however, the FDA has only taken regulatory action to remove from the market single-ingredient, extended-release guaifenesin. The FDA approved Mucinex DM and our maximum strength, long-acting guaifenesin and dextromethorphan combination product, as well as Mucinex D and our maximum strength, long-acting guaifenesin and pseudoephedrine combination product, pursuant to Section 505(b)(2) NDAs. We are hopeful the FDA will take similar action on extended-release guaifenesin combination products. However, we can offer no assurance that the FDA will do so or when any such action may take place.
Other Regulation
      We are subject to additional regulation. The Prescription Drug Marketing Act, or the PDMA, imposes requirements and limitations upon the provision of drug samples to physicians and prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations. The FDA and the states are still implementing various sections of the PDMA.
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
      Medicaid, a state health program for certain low-income individuals, does not generally cover the cost of OTC products. Under Medicaid, however, 24 state programs have covered and continue to cover the cost of Mucinex SE, 18 state Medicaid programs have covered and continue to cover the cost of Mucinex DM, seven state programs have covered and continue to cover the cost of Mucinex D, two state programs have covered and continue to cover the cost of Humibid SE. Any of these states could decide not to cover our products at any time. In addition, we are obligated to pay rebates on sales of our products to Medicaid beneficiaries. We estimate that sales to Medicaid beneficiaries represented approximately 3.0% and 5.0% of retail sales of Mucinex SE during the fiscal years 2006 and 2005, respectively.
Manufacturing
      On July 31, 2006, we entered into an Asset Purchase Agreement with Cardinal Health pursuant to which we reacquired certain rights and assets used in the manufacture of our adult Mucinex and Humibid brands. We had originally sold the manufacturing rights and operations in Fort Worth to Cardinal Health in 2004 in a transaction that resulted in Cardinal Health becoming the exclusive manufacturer of our products. We decided to reacquire the manufacturing operations to directly control the operations and increase the capacity to meet forecasted volumes resulting from the significant growth of the Mucinex product line. In connection with the Asset Purchase Agreement, Cardinal Health assigned to us its lease for the manufacturing facility located in Fort Worth, Texas.
      Additionally, as contemplated by the Asset Purchase Agreement, on July 31, 2006, we entered into a three year commercial manufacturing agreement with Cardinal Health under which Cardinal Health is committed to provide us with defined levels of guaifenesin granulation capacity stated in terms of metric tons. We are contractually obligated to purchase at least 80% of the capacity commitment from Cardinal Health. We also entered into a three year packaging agreement with Cardinal Health, which provides us with guaranteed minimum levels of packaging capacity stated in terms of units. We will make capacity reservation payments to Cardinal Health throughout the term of the agreement. Such payments are creditable against the price of the units purchased.
      On June 12, 2006, pursuant to a Product Purchase Agreement, dated May 24, 2006, among us, one of our wholly-owned subsidiaries, Adams Respiratory Operations Sub, Inc., UCB, Inc. and UCB Manufacturing, Inc., we consummated the acquisition of certain rights and assets related to the manufacture and sale of the Delsym product line. Additionally, on June 12, 2006, we entered into a manufacturing supply agreement with UCB, pursuant to which UCB will manufacture and package the Delsym product line for us at its own manufacturing facility. The Delsym manufacturing agreement has an initial term of six years, with automatic one year renewals after expiration of the initial term.
      We rely on third party contract manufacturers to produce and package our Children’s Mucinex line of products.
      Raw Material Sourcing Arrangements. We currently depend on Boehringer Ingelheim Chemicals, Inc., or Boehringer Ingelheim, and Delta Synthetic Co., LTD, or Delta, for all of the guaifenesin used in our adult Mucinex and Humibid products. We entered into a new supply agreement with Boehringer Ingelheim in July 2006, pursuant to which we have agreed to purchase from Boehringer Ingelheim the lesser of 500 metric tons or 100% of our guaifenesin requirements during each contract year. We can purchase volumes in excess of 500 metric tons each contract year from other suppliers. In 2005, we received FDA approval to begin using Delta as a supplier of guaifenesin for use in Mucinex SE, and Cardinal Health began using the Delta material in the manufacture of Mucinex SE in November 2005. We are currently seeking FDA approval of the Delta material for use in our other Mucinex products. In connection with the Cardinal Health asset acquisition, Cardinal Health assigned us the contracts related to the manufacture of the adult Mucinex and Humibid products, including the guaifenesin supply arrangements with Delta and Boehringer Ingelheim. We believe that Boehringer Ingelheim and Delta will provide us with sufficient quantities of guaifenesin to meet our manufacturing needs.
      Cardinal Health also assigned us its agreement with its sole dextromethorphan HBr supplier as part of the asset acquisition. During fiscal year 2004, this supplier of dextromethorphan HBr notified Cardinal Health that it intended to exit the dextromethorphan HBr manufacturing business, but in January 2006, this supplier agreed to provide Cardinal Health with an additional supply of dextromethorphan HBr. We believe this commitment will meet our needs for at least the next four years. We are actively pursuing additional suppliers of dextromethorphan HBr and guaifenesin as well as other active and inactive ingredients.
      Under the terms of our supply agreements with UCB and the manufacturers of our Children’s Mucinex Products, they are each responsible for obtaining, at their own expense, the raw material used in the manufacture of these products for us.
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
      The USPTO has granted us U.S. patent no. 6,372,252 that expires in April 2020, which contains claims encompassing a guaifenesin product having an immediate-release portion and an extended-release portion. The USPTO has also granted us a second patent, U.S. patent no. 6,955,821, that expires in May

2020, which contains claims encompassing the combination of a long-acting guaifenesin product, including an immediate release portion and an extended release portion with another active pharmaceutical ingredient that yields a certain pharmacokinetic profile. Both of our single-ingredient products, Mucinex SE and Humibid SE, utilize our patented technology in a bi-layered tablet providing both immediate and long-acting guaifenesin to patients. The two tablet layers combine the benefits of the fast onset of action of immediate-release guaifenesin with the convenient dosing and reliable 12-hour blood levels produced by the extended-release guaifenesin tablet layer. The same bi-phasic guaifenesin release pattern also applies to our currently approved adult Mucinex products and most likely any future combination product line extensions. The active ingredients in our products and most of our product candidates, including guaifenesin, dextromethorphan and pseudoephedrine, are chemical compounds that have been in existence for many years and, therefore, are not patentable.
      On April 20, 2005, an anonymous third party filed a request for reexamination with the USPTO of our U.S. patent no. 6,372,252, which contains claims covering a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial new question of patentability based on prior art. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by petition to the Director of the USPTO. The USPTO advised us on August 18, 2005 that the Director had granted the petition and ordered reexamination, and on December 29, 2005, the USPTO advised us of its initial, non-final determination to reject the claims of our U.S. Patent no. 6,372,252. Under typical procedural practices at the USPTO, this preliminary finding was made prior to our presentation of arguments in favor of affirming the claims under this patent. On March 21, 2006, we presented our arguments to the USPTO examiner in a personal interview, and on March 23, 2006 we filed a written response to the USPTO’s initial determination setting out those arguments. On June 20, 2006, the USPTO advised us that it had decided to continue to reject some claims of our U.S. Patent No. 6,372,252 but to confirm that several claims of this patent were patentable. In response to this communication from the USPTO, which is designated a final action, on August 21, 2006 we filed a request for reconsideration of some aspects of this action. We are awaiting a response from the USPTO on our request. Under a reexamination proceeding and, upon completion of the proceeding, the USPTO may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. Pursuant to this reexamination, the USPTO will reconsider the patentability of our delivery system for guaifenesin. We expect the USPTO to complete its review in three to six months, and the entire reexamination process, from this point forward, could take up to as much as four additional years, including the potential for two separate appeals.
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
      A, Adams, A Adams Respiratory Therapeutics, Adams Respiratory Therapeutics, Delsym, Humibid, Junior Mucus, Mini-Melts, Mucinex, Mucinex IN...Mucus OUT, Mr. Mucus, Mrs. Mucus, Nothing Lasts Longer, and the Junior Mucus, Mr. Mucus and Mrs. Mucus characters are our registered trademarks or are the subject of pending trademark applications. In addition, we have registered Mucinex in Canada and Mexico.
      In April 1999, we entered into a sublicense agreement with JMED, which gave us an exclusive license to manufacture and market AlleRxtm in exchange for royalty payments to JMED. Subsequently, we granted JMED the right to exchange its on-going royalty interest in the sublicense agreement into our common stock in the event of a public offering or change of control. In December 2004, we received the right to assign our sublicense agreement with JMED to Cornerstone. Pursuant to our 2004 assignment agreement with JMED, we paid JMED $2.0 million. Additionally, the assignment agreement provided that prior to March 31, 2005, a valuation would be performed on JMED’s on-going royalty interest in the sublicense agreement. The parties have waived the March 31, 2005 deadline and are currently working toward obtaining a valuation. If the appraisal exceeds the $2.0 million previously paid, JMED has the right to exchange its excess royalty interest into our common stock at $17.00 per share. If JMED chooses to convert its royalty interest into our common stock, we obtain the right to receive the future royalties earned under the sublicense agreement. However, if JMED chooses not to convert its excess royalty interest into our common stock, JMED will continue to collect the royalties and we will receive 40% of such royalties up to $1.0 million.
      Pursuant to a February 2005 agreement with Cornerstone, Cornerstone assigned the rights to the Humibid trademark to us in exchange for our assignment of the AlleRxtm assets to Cornerstone. We had previously discontinued the manufacture and sale of our Aquatab product lines to focus on building the Mucinex brand. The Aquatab products had minimal sales and were not part of our long-term strategy. We believe the Humibid name is more in line with our growth strategy than the AlleRxtm product line. Under this agreement, we each agreed to release the other party from all claims and damages in a lawsuit that we filed against Cornerstone in 2004. Additionally, we assumed the financial obligation for future product returns of up to $1.0 million of AlleRxtm products sold by us prior to February 15, 2005 and returned to Cornerstone within the subsequent 18 months. Cornerstone assumed the same financial obligation with respect to Humibid product returns during that period. Assuming that Cornerstone fulfilled its contractual obligations and representations in the agreement, once the $1.0 million threshold is met, we bear the responsibility for Humibid product returns and Cornerstone bears the same responsibility for AlleRxtm returns. In addition, the agreement provides that we will pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years beginning February 15, 2005, subject to an annual minimum of $50,000. We launched Humibid SE in March 2006, and we paid the annual $50,000 minimum to Cornerstone in February 2006.
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
      We believe our current primary competitors in the OTC pharmaceutical market are:

•	Pfizer, Inc. (Sudafed®, Benadryl® and PediaCare®);

•	The Procter & Gamble Company (Dayquil®, Nyquil® and Vicks 44®);

•	McNeil Consumer and Specialty Pharmaceuticals, a division of McNeil-PPC, Inc., which is an operating company of Johnson & Johnson (Tylenol Cold and Flu®, Motrin Cold and Sinus®, and Children’s Tylenol®);

•	Wyeth (Robitussin®, Dimetapp® and Advil Cold and Sinus®);

•	Novartis Consumer Health, a division of Novartis AG (Theraflu® and Triaminic®);

•	Schering-Plough Corp. (Claritin®, Coricidin® and Drixoral®); and

•	Bayer AG (Alka Seltzer Plus Cold® and Aleve Cold and Sinus®).
      In addition, we and our competitors face substantial competition from private label brands, such as the CVS brand, which are often less expensive. We are aware that some private label brand companies have begun to market products containing immediate-release guaifenesin in tablet form.

      The key competitive factors affecting the success of Mucinex are likely to be its consumer awareness, physician and pharmacist acceptance and price.
      On August 18, 2006, United Research Laboratories & Mutual Pharmaceutical Company, or Mutual, announced that it had filed an ANDA for a single ingredient, extended-release formulation of guaifenesin, the generic equivalent to our Mucinex SE and Humibid SE products. In accordance with FDA rules and regulations, on August 23, 2006, Mutual notified us of its assertion that its proposed products would not infringe our patents that Mucinex SE and Humibid SE, or alternatively that certain of our patent claims are not valid.
      We have requested from Mutual additional data to evaluate their claims and, therefore, we lack information to evaluate fully Mutual’s assertion that its proposed products do not infringe our patents or that certain of our patent claims are not valid. Accordingly, we have not decided what course of action we will take in order to protect our intellectual property. We may accept Mutual’s assertion that its products do not infringe our patents or we may determine that its products do, in fact, infringe our patents. If we determine that Mutual’s products infringe our patents, we will vigorously defend our intellectual property rights. If we file a patent infringement lawsuit prior to October 6, 2006, the FDA will stay its approval of Mutual’s ANDA until the earlier of 30 months or a court’s determination that Mutual’s products do not infringe our patents or that certain of our patent claims are invalid. We cannot, however, predict whether we will file a patent infringement lawsuit, the duration of any resulting litigation or the stay in the FDA’s approval of Mutual’s ANDA, or whether we would prevail in any such lawsuit.
      In order for the FDA to approve Mutual’s ANDA, Mutual must demonstrate the bioequivalence of its products to Mucinex SE and Humibid SE and that such products are “the same as” Mucinex SE and Humibid SE with regard to their conditions of use, active ingredients, route of administration, dosage form, strength, and labeling. Bioequivalence generally means that no significant difference exists in the rate and extent to which the active ingredients enter the bloodstream and become available at the site of drug action. Bioequivalence, however, does not mean that the products must be identical in all respects. Furthermore, the FDA has broad discretion to determine whether Mutual’s products meet its ANDA approval standards. We are unable to evaluate Mutual’s claim that its products meet the ANDA bioequivalence approved standards, and we are unable to predict when or if the FDA will approve Mutual’s ANDA. Furthermore, in connection with the FDA’s approval of our Mucinex SE and Humibid SE NDAs, the FDA required that we meet rigorous scientific standards. We believe the FDA should apply these same rigorous scientific standards to Mutual’s products. There can be no assurance that the FDA will apply such stricter standards.
      If the FDA approves Mutual’s ANDA, then we may lose our effective market exclusivity of Mucinex SE and Humibid SE and we may face stronger and more direct competition, which could negatively impact our business and operating results. Furthermore, the approval of a generic competitor to Mucinex SE and Humibid SE may encourage Mutual or others to file ANDAs covering products that compete with Mucinex DM, Mucinex D and other products that combine guaifenesin with other ingredients. As a result, we may face greater competition from more competitors across our line of extended-release guaifenesin products, which could have a material adverse impact on our revenues, profitability and cash flows.
Employees
      As of June 30, 2006, we had 209 employees. As a result of our July 31, 2006, repurchase of the manufacturing assets in Fort Worth, Texas, the number of our employees increased to 496 as of September 15, 2006. Currently, 66 of our employees work at our Chester, New Jersey facility and 295 work at our Fort Worth, Texas facility. One-hundred and sixty seven of our employees work in sales and marketing. Four of our employees are part-time employees. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

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
      The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov, from which you can electronically access information regarding issuers that file electronically.

Item 1A.	Risk Factors
Risks Relating to Our Business

An ANDA, for a single-ingredient, extended-release formulation of guaifenesin has been filed with the FDA.
      On August 23, 2006, we received notice from Mutual that they had submitted and have received FDA acceptance of the filing of an ANDA for a single-ingredient extended-release formulation of guaifenesin. The drug related to this ANDA could be a generic competitor or licensed as a branded competitor of Mucinex SE and Humibid SE.
      Mutual has asserted that its proposed products do not infringe our patents that protect Mucinex SE and Humibid SE, or alternatively that certain of our patent claims are not valid. We have not decided what course of action we will take in order to protect our intellectual property. We may accept Mutual’s assertion that its products do not infringe our patents or we may determine that its products do, in fact, infringe our patents.
      Additionally, we are unable to evaluate Mutual’s claim that its products meet the ANDA bioequivalence approved standards, and we are unable to predict when or if the FDA will approve Mutual’s ANDA. In connection with the FDA’s approval of our Mucinex SE and Humibid SE NDAs, the FDA required that we meet rigorous scientific standards. We believe the FDA should apply these same rigorous scientific standards to Mutual’s products. There can be no assurance that the FDA will apply such stricter standards.
      We intend to vigorously defend our exclusive market position for Mucinex SE and Humibid SE. We may not be successful, however, in maintaining our exclusive market position and can offer no assurance as to the outcome of this ANDA filing. If the FDA approves this ANDA, then our competitive position could be weakened and we may face stronger and more direct competition, which would negatively impact our business and operating results. Furthermore, the approval of a generic competitor to Mucinex SE and Humibid SE may encourage Mutual or others to file ANDAs covering products that compete with Mucinex DM, Mucinex D and other products that combine guaifenesin with other ingredients. As a result, we may face greater competition from more competitors across our line of extended-release guaifenesin products, which could have a material adverse impact on our revenues, profitability and cash flows.

If the FDA approves generic products that compete with any of our products, sales of our products may be adversely affected.
      Our patents will not protect our products if competitors devise ways of making products that compete with ours without legally infringing our patents. The FDCA and FDA regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug in order to facilitate the approval of ANDAs for generic substitutes. These same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or prepared by such manufacturer. These manufacturers might only be required to conduct a relatively inexpensive study to show that its product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as our product and that the generic product is absorbed in the body at the same rate and to the same extent as our product, which is known as bioequivalence. Such products would be significantly less costly than ours to bring to market, and could lead to the existence of multiple lower-priced competitive products, which would substantially limit our ability to obtain a return on the investments we have made in those products.
      Generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, even though these equivalent pharmaceuticals are sold at prices that are significantly lower than that of branded products. Companies that produce generic equivalents are generally able to offer their products at lower prices.
      After the introduction of a generic competitor, a significant percentage of the sales of a branded product are typically lost to sales of the generic product. Accordingly, competition from generic equivalents could have a material adverse impact on our revenues, profitability and cash flows.

We face substantial competition that may prevent us from maintaining or increasing market share for our existing products and gaining market acceptance of our future products. Our competitors may develop or commercialize products before or more successfully than us.
      Our competitors may develop products that are superior to ours or may more effectively market products that are competitive with ours. We believe that Mucinex SE, Mucinex DM, Mucinex D, Humibid SE, Delsym, and our Children’s Mucinex line of products compete primarily with products with strong brand awareness marketed by large pharmaceutical companies such as:

•	Pfizer, Inc. (Sudafed®, Benadryl® and PediaCare®);

•	The Procter & Gamble Company (Dayquil®, Nyquil® and Vicks 44®);

•	McNeil PPC, Inc., an operating company of Johnson & Johnson (Tylenol Cold and Flu®, Children’s Tylenol® and Motrin Cold and Sinus®);

•	Wyeth (Robitussin®, Dimetapp® and Advil Cold and Sinus®);

•	Novartis AG (Theraflu® and Triaminic®);

•	Schering-Plough Corp. (Claritin®, Coricidin® and Drixoral®); and

•	Bayer AG (Alka Seltzer Plus Cold® and Aleve Cold and Sinus®).
      We also face substantial competition from companies that market private label brands to our largest customers, which are typically sold at lower prices than our products. We are aware that some private label brand companies have begun to market products containing immediate-release guaifenesin in tablet form; however, we do not believe any long-acting guaifenesin-based products have been introduced in the OTC market.
      With respect to all of our existing and future drug products, regardless of whether we market such products in the prescription or OTC market, we will compete with companies working to develop products and technologies that are more effective, safer or less costly than our products and technologies. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than us, have larger or more skilled sales forces to promote their products and develop more comprehensive protection for their technologies. Many of these competitors have substantially greater financial, technical and human resources than we do. Moreover, additional mergers and acquisitions in the pharmaceutical industry may result in our competitors having an even greater concentration of resources. We may not be able to maintain market acceptance of our products or successfully introduce new products if our competitors develop different or more advanced products, bring such products to market before we do or market their products more effectively in the OTC and prescription markets.

      With respect to our current products, and our other future OTC products, we also compete for brand recognition and product availability at retail stores. In addition, we compete with our competitors on price. Advertising, promotion, merchandising, packaging, and the timing of new product introductions and line extensions also have a significant impact on consumer buying decisions and, as a result, on our sales. The large pharmaceutical companies we compete against in the OTC market have considerably greater financial resources than we do and likely spend more on trade promotions and advertising. These competitors also likely benefit from greater purchasing power, stronger vendor relationships and broader distribution channels.
      Sales of our products also affect in-store position, display space and inventory levels in retail outlets. If we are not able to improve inventory levels of our products, maintain or improve in-store positioning of our products in retail stores, conduct effective advertising campaigns and other consumer and professional promotional programs, or maintain distribution and supply arrangements on competitive terms, we risk losing market share to our competitors in the OTC market.

We depend heavily on the success of two of our existing products, Mucinex SE and Mucinex DM, and the strength of the Mucinex brand. If we are unable to continue to successfully commercialize Mucinex SE and Mucinex DM and build the Mucinex, Humibid and Delsym brands and our Children’s Mucinex line of products with the introduction of new products, our results of operations and future prospects will suffer.
      Mucinex SE, Mucinex DM, Mucinex D, Humibid SE, Delsym, and our Children’s Mucinex line of products are our only commercial products. Sales of Mucinex SE accounted for approximately 66.3%, 77.3% and 86.2% of our revenue in fiscal years 2006, 2005 and 2004, respectively. Sales of Mucinex DM accounted for approximately 24.8% and 23.9% of our revenue in fiscal years 2006 and 2005, respectively. We launched Mucinex D, a product combining long-acting guaifenesin with pseudoephedrine, in October 2005. Sales of Mucinex D accounted for approximately 8.1% of our revenue in fiscal year 2006. We launched Humibid SE, a product containing 1200 mg guaifenesin, in March 2006. Sales of Humibid SE accounted for approximately 0.5% of our revenue in fiscal year 2006. In the near term, we anticipate that our ability to generate revenues and establish our Mucinex, Humibid, and Delsym brands and our Children’s Mucinex line of products will depend largely on the continued success of Mucinex SE and Mucinex DM and the successful commercialization of Mucinex D, Humibid SE and Delsym, and additional products that utilize the Mucinex, Humibid and Delsym brand names. We began marketing our Delsym products in June of 2006 and launched our Children’s Mucinex line of products in August of 2006. Any failure or delay in our efforts to successfully commercialize our products could have a negative impact on our revenues and ability to execute our business strategy.

We rely on two suppliers for guaifenesin, the active ingredient we require to manufacture our Mucinex SE, Mucinex DM, Mucinex D, and Humibid product lines, and we have historically had difficulty obtaining the amount of guaifenesin we have required. We also rely on a single supplier for dextromethorphan, the additional active ingredient in Mucinex DM.
      Currently, we obtain all of the guaifenesin for our Mucinex SE, Mucinex DM, Mucinex D and Humibid product lines from two suppliers, Boehringer Ingelheim and Delta. We recently entered into a new agreement with Boehringer Ingelheim, which lasts through June 2011, and obligates Boehringer Ingelheim to supply us with a minimum of 500 metric tons of guaifenesin per contract year. According to the terms of our agreement with Boehringer Ingelheim, if we do not purchase at least the contractual amount of guaifenesin in any 12-month period, we must purchase 100% of our guaifenesin requirements from Boehringer Ingelheim. Although Boehringer Ingelheim has had difficulty in the past supplying us with the amount of guaifenesin we have requested, they have advised us that they are confident in their ability to supply the amount of guaifenesin they are obligated to deliver under our new contract. Under our agreement with Boehringer Ingelheim, they have also committed to using their commercially reasonable efforts to supply us with guaifenesin in excess of the contractual amount if we request such additional supply, but they have no obligation to provide us with such additional amounts. We currently also purchase guaifenesin from Delta, which the FDA has approved to supply the guaifenesin we use in Mucinex SE. Even with the Boehringer Ingelheim supply, we expect to continue to purchase additional guaifenesin from Delta for use in products where Delta guaifenesin is qualified to be used. If Boehringer Ingelheim and Delta have difficulty supplying us with our requirements for guaifenesin, we may be unable to produce sufficient quantities of the products in our Mucinex SE, Mucinex DM, Mucinex D and Humibid product lines to meet demand.
      We rely on a single supplier to provide dextromethorphan, the additional active ingredient in Mucinex DM. This supplier reduced its production of dextromethorphan in 2004 and indicated that it intended to exit the business. Recently, the supplier has agreed to provide us with an additional supply of dextromethorphan, which we expect will meet our needs for at least the next four years. We have not qualified an alternative supplier for dextromethorphan. If we do not qualify such an alternative supplier for dextromethorphan prior to the depletion of the existing supply of dextromethorphan, or if the existing supplier is unable or unwilling to provide us with the agreed-upon supply, we will not be able to meet commercial demand for Mucinex DM.
      A limited number of manufacturers operating under cGMP regulations are capable of manufacturing guaifenesin, dextromethorphan or pseudoephedrine to our specifications. We may be unable to utilize alternative manufacturing sources for these ingredients or to obtain such manufacturing on commercially reasonable terms or on a timely basis. Any transfer of our sources of supply to other manufacturers will require the satisfaction of various regulatory requirements, which could cause us to experience significant delays in receiving adequate supplies of guaifenesin, dextromethorphan, pseudoephedrine or all of these. Any delays in the manufacturing process may adversely impact our ability to meet commercial demand on a timely basis, which would negatively impact our revenues, reputation and business strategy.

We recently repurchased the Fort Worth, Texas manufacturing assets and operations from Cardinal Health.
      On July 31, 2006, we repurchased our manufacturing facility and operations in Fort Worth. This repurchase may disrupt supply of our products, will involve a substantial amount of time and money to complete and integrate with our operations and could distract our management from the day-to-day operations of our business.
      Because we lack manufacturing experience, we may not realize the expected savings from manufacturing our own products. In addition, we could experience production delays and significant additional costs. We may encounter difficulties in maintaining and expanding our manufacturing operations including difficulties:

•	maintaining production yields;

•	maintaining quality control;

•	maintaining costs;

•	hiring and retaining qualified personnel; and

•	complying with the FDA’s cGMP regulations and guidelines.
      If we encounter such difficulties in maintaining our manufacturing facility, our ability to manufacture our products will be limited, which could seriously harm our business and results of operations.

We recently acquired the Delsym product line.
      On June 12, 2006, we consummated the acquisition of certain rights and assets related to the manufacture and sale of the Delsym product line from UCB. As a result of this acquisition, we may experience:

•	difficulties in integrating the Delsym product line into our existing business;

•	delays in realizing the benefits of the Delsym product line acquisition;

•	diversion of our management’s time and attention from other business concerns;

•	higher costs of integration than we anticipated;

•	difficulties in retaining key employees who are necessary to manage the Delsym product line; or

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout our product lines.
      In connection with this acquisition, we entered into supply agreements pursuant to which UCB will manufacture Delsym products for us, which causes us to be vulnerable to any interruptions in our supply from UCB. If UCB is unable to supply enough product to meet the demand for Delsym products, our results of operations may suffer.
      Further, we may not be successful in our marketing of the Delsym product line and we can offer no assurance that this acquisition will be profitable.

We rely on Cardinal Health to perform certain aspects of the manufacture and packaging of Mucinex SE, Mucinex DM, Mucinex D, and Humibid SE. We do not have the manufacturing capacity to manufacture Delsym products or our Children’s Mucinex line of products and rely on other manufacturers to manufacture those products. If such manufacturers are unable to supply enough product to meet our customers’ demand, our results of operations may suffer.
      We rely on Cardinal Health to perform certain aspects of the manufacture and packaging of Mucinex SE, Mucinex DM, Mucinex D, and Humibid SE. We rely on a single third party, UCB, to manufacture the Delsym product line and we rely on other manufacturers to manufacture our Children’s Mucinex line of products.
      If our demand increases and we are unable to increase manufacturing capacity or unable to obtain additional capacity on reasonable economic terms to meet that demand, our revenues and operating results may be negatively impacted. The addition of capacity on unfavorable terms could also affect our revenue and profitability. In addition, any damage to, or disruption at, our manufacturers’ facilities could halt production of our products and materially harm our business.
      Reliance on third party manufacturers entails risks to which we would not be subject if we performed all aspects of the manufacturing process, including:

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
      In the event of a supply disruption or a deterioration in our product quality from a third party manufacturer, we would have to rely on alternative manufacturing sources or identify and qualify new manufacturers. We may not be able to identify or qualify such manufacturers in a timely manner, obtain a sufficient allocation of their capacity to meet our requirements or find another manufacturer to provide a suitable source of supply for our products. In addition, alternative vendors must comply with product validation and stability testing, which may involve additional manufacturing expense or delay in production or regulatory approvals. The consequence of any resulting delays in meeting demand could negatively impact our inventory levels, sales, profitability, and reputation.

We cannot ensure that the FDA will enforce removal from the market of the existing prescription long-acting guaifenesin combination products similar to Mucinex DM and Mucinex D, and other companies may introduce products into the OTC market containing long-acting guaifenesin that are competitive with our products.
      As described more fully under the section entitled “Government Regulation,” following its approval of Mucinex SE, the FDA took enforcement action to remove all existing long-acting, single-ingredient guaifenesin products from the market pursuant to its draft compliance policy guide that articulates its existing informal policy regarding drugs marketed in the United States that do not have required FDA approval. We believe that sales of Mucinex SE increased as a result of the FDA’s action and Mucinex SE’s resulting status as the only drug of its kind to be approved by the FDA for marketing and sale in the United States. The FDA approved Mucinex DM in April 2004 and Mucinex D in June 2004. On June 8, 2006, the FDA finalized its draft policy and stated that any product that is marketed without its approval is subject to enforcement action. As of the date of this prospectus, the FDA has not taken any action to remove from the market existing, long-acting guaifenesin and dextromethorphan combination products, which are similar to Mucinex DM, and existing, long-acting guaifenesin and pseudoephedrine combination products, which are similar to Mucinex D. We can offer no assurance that the FDA will ever undertake this action and we may never achieve the increase in sales we would anticipate if the FDA removed these competing, unapproved products from the market.
      In addition, as described more fully under the section entitled “Government Regulation,” based on our patent position and regulatory requirements, we estimate that the process of developing and obtaining the necessary FDA approvals for competitive long-acting guaifenesin products would take two to three years from the start of the process. We believe that competitors may have already begun the process of developing and obtaining FDA approval for products competitive with Mucinex SE or our other products. As a result, the effective market exclusivity that we currently enjoy for Mucinex SE, and would enjoy if the FDA removes from the market products similar to Mucinex DM or Mucinex D, may not continue. The FDA’s approval of competitive long-acting guaifenesin OTC products would slow our growth and adversely affect our results of operations.

Many of our products and product candidates rely on guaifenesin, which is an expectorant. If our competitors develop a superior expectorant, our products and our patented technology may be rendered obsolete.
      Guaifenesin is a fundamental component in most of our marketed products and many of our product candidates. Guaifenesin and the other active ingredients in our products and product candidates have been used for many years. Our competitors may develop new chemicals or compounds that render guaifenesin, our patented delivery system or our products obsolete. We can offer no assurance that our development efforts will be able to lead or keep pace with discoveries or technological advances that yield superior compounds or products or that we will recover our investment in our products before any such advancements render them obsolete.

We depend on a limited number of customers for a large portion of our sales, and demands made by, or the loss of, one or more of these customers could significantly reduce our margins or sales and adversely affect our business and financial results.
      For fiscal year 2006, our top five and top ten customers accounted for an aggregate of approximately 59% and 74% of our gross sales, respectively. CVS, McKesson Corporation, Walgreens, and Wal-Mart each accounted for greater than 10% of our gross sales for fiscal year 2006. In future periods, we expect that our top five and top ten customers will, in the aggregate, continue to account for a large portion of our sales. In addition, retailers have demanded, and may continue to demand, increased service and other accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. Given the growing trend toward consolidation of retailers, we expect demands by customers and the concentration of our sales in a small number of customers to increase. The loss of one or more of our top customers, any significant decrease in sales to these customers, pricing concessions or other demands made by these customers, or any significant decrease in our retail display space in any of these customers’ stores could reduce our sales and margins and could have a material adverse effect on our business, financial condition and results of operations.

We have generated net income for a short time and may not generate net income in the future.
      As of June 30, 2006, we have generated net income for 11 consecutive quarters, and the fiscal years ended June 30, 2006, 2005 and 2004 are the only years we have shown net income. Our ability to maintain profitability depends on our ability to generate revenue from existing products and our ability to successfully develop, obtain regulatory approval for, manufacture, and commercialize our product candidates. As a result of the numerous risks and uncertainties associated with our business, we can offer no assurance that we will continue to be profitable.

Adverse publicity associated with us or our products could have a material adverse effect on us.
      We are highly dependent upon consumer perceptions of us, our products, and the safety and quality of our products. We could be adversely affected if we or our product brands are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers. Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from consumers’ use or misuse of our products, or any similar products distributed by other companies, could have a material adverse impact on our results of operations.

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
      Medicaid does not generally cover the costs of OTC products. Twenty-four state programs, however, have covered and continue to cover the cost of Mucinex SE, 18 state Medicaid programs have covered and continue to cover the cost of Mucinex DM, seven state programs have covered and continue to cover the cost of Mucinex D and two state programs have covered and continue to cover the cost of Humibid. We can offer no assurance that any Medicaid program will cover any of our new products or will continue to cover our current products.

Seasonal fluctuations in demand for our products may cause our operating results to vary significantly from quarter to quarter.
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
Risks Related to Product Development

We may not be successful in our efforts to expand our portfolio of products.
      We intend to expand our portfolio of products by:

•	developing and commercializing line extensions of Mucinex and Humibid by combining long-acting guaifenesin with other ingredients to address various respiratory conditions;

•	developing and commercializing our Children’s Mucinex line of products;

•	developing and commercializing line extensions of Delsym;

•	developing and commercializing prescription products to address additional segments of the respiratory market using our platform technology for extended-release guaifenesin; and

•	acquiring or in-licensing additional technologies and additional pharmaceutical products or product candidates in the respiratory therapeutics market.
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

We recently began clinical trials of erdosteine. If these clinical studies are unsuccessful, or if the FDA or other regulatory agencies do not accept or approve the results of such studies, this product may not successfully come to market and our business prospects may suffer.
      In May of 2005, we in-licensed erdosteine, a mucoregulator that is currently approved for use in Europe, South Africa and Asia for symptomatic treatment of respiratory infections, bronchitis and chronic obstructive pulmonary disease. In March 2006, we began clinical trials of erdosteine. We cannot assure you that these trials will be successful or that the FDA or other relevant regulatory agencies will accept the results and approve or clear erdosteine for sale. Further, we continue to evaluate the potential financial benefits and costs of this clinical study and erdosteine. If we determine that the costs associated with attaining regulatory approval of erdosteine exceed the potential financial benefits of that product, or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop the clinical study and/or the development of erdosteine.
Regulatory Risks

Products approved for marketing remain subject to regulation. Complying with such regulation can be costly, and failure to comply could result in a loss of approvals or suspension of product sales.
      We are subject to extensive regulation by the FDA and, to a lesser extent, by other applicable federal agencies, such as the Consumer Product Safety Commission, the Drug Enforcement Administration, the Federal Trade Commission, or FTC, the Environmental Protection Agency, and state government agencies. The FDCA, the Controlled Substances Act and other federal statutes and rules regulate the testing, manufacture, packaging, labeling, storage, record keeping, promotion, distribution, and sale of our products. If we or our manufacturers fail to comply with those regulations, we could become subject to significant penalties or claims, which could materially and adversely affect our operating results or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect our revenue and the marketing of our products.
      In accordance with the FDCA and FDA regulations, our manufacturing processes and the manufacturing processes of our third party manufacturers must also comply with cGMP. The FDA inspects our facilities and the facilities of our third party manufacturers periodically to determine if we and our third party manufacturers are complying with cGMP. The FDA may implement additional regulations with which we and our third party manufacturers would have to comply, which would increase our expenses.
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
      The FDA must approve all new medicines before they can be marketed and sold in the United States. The FDA typically requires successfully completing extensive clinical trials and demonstrating manufacturing capability to obtain approval, as described more fully under “Government Regulation.” Clinical development is expensive, uncertain and lengthy, often taking a number of years for an applicant to file a NDA and for the FDA to approve it. Of the large number of drugs in development, only a small percentage result in the submission of a NDA to the FDA, and the FDA approves even fewer for commercialization.
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

The manufacture and packaging of pharmaceutical products such as our Mucinex, Humibid, Delsym, and our Children’s Mucinex product lines are subject to the requirements of the FDA. If we or our third party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.
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
      Furthermore, in order to obtain approval by the FDA of new products, we need to complete testing on both the active pharmaceutical ingredient and on the finished product in the packaging we propose for commercial sales. This testing includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. If the required testing is delayed or produces unfavorable results, we may not obtain approval to launch the product or the FDA may delay its approval.

Our current guaifenesin-based products may be associated with mild and transient side effects including upset stomach, nausea, vomiting, diarrhea, headache, dizziness, confusion, skin rash (including hives), constipation, and drowsiness. Mucinex D may additionally be associated with unusual paleness, increased sweating, weakness, trouble in sleeping, nervousness, restlessness, fast or pounding heartbeat, trembling and difficulty urinating. Our Delsym products may be associated with confusion, constipation, dizziness, drowsiness, headache, nausea or vomiting, and stomach pain. Our Children’s Mucinex line of products are not expected to be associated with different side effects or problems. If we or others identify additional, more severe side effects associated with our current or future products, we may be required to withdraw our products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which would hinder or preclude our ability to generate revenues.
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
      We are subject to ongoing reporting regulations that require us to report to the FDA if our products cause or contribute to a death or serious injury. These reports can lead to stricter safety warnings on product labeling, voluntary company recalls or withdrawal of the product from the market. In addition, if we become aware of adverse event reports, manufacturing defects or insufficient labeling, we may voluntarily elect to recall one of our products. Any recall, which we must report to the FDA, which supervises all such recalls, would divert managerial and financial resources and could harm our reputation with our customers and with the health care professionals who recommend our products, which may have a material adverse effect on our business.

The sale of products containing pseudoephedrine is restricted by additional federal and state government regulations, which may negatively impact our sales of Mucinex D.
      Our Mucinex D product contains pseudoephedrine HCl, a FDA-approved ingredient for the relief of nasal congestion. We launched this product in October 2005. We understand that pseudoephedrine has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. On March 9,

2006, President Bush signed into law the Combat Methamphetamine Epidemic Act of 2005, which requires that among other things: (i) effective April 9, 2006, consumers are prohibited from purchasing more than (a) 3.6 grams of pseudoephedrine base per day, which equates to four packages of Mucinex D 18 count and two packages of Mucinex D 36 count per day, and (b) 9.0 grams of pseudoephedrine base per month, which equates to ten packages of Mucinex D 18 count and five packages of Mucinex D 36 count per month; and (ii) effective September 30, 2006, retailers will be required to (a) place products containing pseudoephedrine, including Mucinex D, behind the counter or in locked cabinets in the main section of their store, and (b) keep an electronic record of all pseudoephedrine sales. We believe that, to date, 41 states have also enacted regulations concerning the sale of pseudoephedrine, some of which include more restrictive sales limits than the new federal regulations, including limiting the amount of these products that can be purchased at one time, making pseudoephedrine a prescription product, or requiring that these products be located behind the counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. In addition, several retailers, in the absence of such regulations, have begun keeping products containing pseudoephedrine behind the counter. Once the additional federal restrictions on pseudoephedrine sales become effective, if states continue to adopt such regulations in the interim or states adopt more restrictive regulations or if additional retailers institute similar policies, then our sales of Mucinex D and the maximum strength version of the same product, once introduced, may be negatively impacted.
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
      The loss of any of our other executive officers, including our Executive Vice President, Chief Financial Officer and Treasurer, David Becker, our Executive Vice President, Chief Marketing and Development Officer, Robert Casale, our Executive Vice President, Commercial Operations, John Thievon, our Executive Vice President, Chief Legal and Compliance Officer and Secretary, Walter E. Riehemann, or our Senior Vice President of Research and Development, Helmut Albrecht, M.D. could cause disruption in our business. We do not carry key man life insurance on any of our key personnel.
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

We may undertake strategic acquisitions of technologies and products. Integration of such technologies and products will involve a variety of costs, and we may never realize the anticipated benefits of such acquisitions.
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
Risks Related to Intellectual Property

Our U.S. patent no. 6,372,252 is the subject of a request for reexamination, which the United States Patent and Trade Mark Office, or USPTO, granted upon petition to the USPTO Director. If the USPTO cancels our patent or substantially narrows the claims of our patent such that it no longer protects our products from competition, our business will be materially harmed.
      On April 20, 2005, an anonymous third party filed a request for reexamination with the USPTO of our U.S. patent no. 6,372,252, which contains claims covering a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial new question of patentability based on prior art. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by petition to the Director of the USPTO. The USPTO advised us on August 18, 2005 that the Director had granted the petition and ordered reexamination, and on December 29, 2005, the USPTO advised us of its initial, non-final determination to reject the claims of our U.S. Patent no. 6,372,252. Under typical procedural practices at the USPTO, this preliminary finding was made prior to our presentation of arguments in favor of affirming the claims under this patent. On March 21, 2006, we presented our arguments to the USPTO examiner in a personal interview, and on March 23, 2006, we filed a written response to the USPTO’s initial determination setting out those arguments. On June 20, 2006, the USPTO advised us that it had decided to continue to reject some claims of our U.S. Patent No. 6,372,252 but to confirm that several claims of this patent were patentable. In response to this communication from the USPTO, which is designated a final action, on August 21, 2006 we filed a request for reconsideration of some aspects of this action. We are awaiting a response from the USPTO on our request. Under a reexamination proceeding and, upon completion of the proceeding, the USPTO may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. Pursuant to this reexamination, the USPTO will reconsider the patentability of our delivery system for guaifenesin. We expect the USPTO to complete its review in three to six months, and the entire reexamination process, from this point forward, could take up to as much as four additional years, including the potential for two separate appeals.
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
      Our patent portfolio includes two U.S. patents, two foreign patents and several patent applications. Our most significant patents are currently our two U.S. patents, which contain claims covering: a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile; and the combination of a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion, with another active pharmaceutical ingredient that yields a certain pharmacokinetic profile. The active ingredients in our products and most of our product candidates, including guaifenesin, dextromethorphan and pseudoephedrine, are chemical compounds that have been in existence for many years and are not covered by patents that claim these chemical compounds. Our patents cover a formulation of a product that delivers guaifenesin with a bi-phasic release pattern. They do not and will not contain compound claims for the chemicals in these products. We can offer no assurance that our patents will effectively exclude competitors from introducing similar or equivalent products.
      Our success will depend, in large part, on our ability to obtain additional patents in the United States, maintain our existing patent position and obtain and maintain adequate protection for the other intellectual property incorporated into our products. Our patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. We can offer no assurance that we will receive patents for any of our pending patent applications or any patent applications we may file in the future. In addition, our patents may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications or that we were the first to file for protection of the inventions set forth in these patent applications. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and financial results.

If we are unable to protect the intellectual property rights related to our brands, our ability to compete effectively in the markets for our products could be negatively impacted.
      A significant part of our business strategy is to position Mucinex, our Children’s Mucinex line of products and Humibid as preferred brands for relief of respiratory congestion for the OTC cough, cold, allergy, and sinus market and to position Delsym as a preferred brand for cough suppression. We believe that familiarity with our brands is an important competitive advantage and that the growth and sustainability of our market share for our product lines will depend to a significant extent upon the goodwill associated with our related trademarks and trade names. We intend to use the trademarks and trade names on our products to convey that the products we sell are “brand name” products, and we believe consumers ascribe value to our brands. We own the material trademark and trade name rights used in connection with the packaging, marketing and sale of our products. This ownership prevents our competitors or new entrants to the market from using our brand names. Therefore, we view trademark and trade name protection as critical to our business. Although most of our trademarks are registered in the United States, we may not be successful in asserting trademark or trade name protection. If we were to lose the exclusive right to use the Mucinex, Humibid or Delsym brand name or other brand names we establish or acquire in the future, our sales and operating results could be materially and adversely affected. We could also incur substantial costs to prosecute legal actions relating to the use of our trademarks and trade names, which could have a material adverse effect on our business, results of operations or financial condition.
      Additionally, other parties may infringe on our property rights in our trademarks and trade names, which may dilute the value of our brands in the marketplace. Our competitors may also introduce brands that cause confusion with our brands in the marketplace, which could adversely affect the value that our customers associate with our brands and thereby negatively impact our sales. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect those rights through litigation or otherwise. In addition, third parties may assert claims against our trademark and trade name rights, and we may not be able to successfully resolve these claims. In such event, we may lose our ability to use the brand names that are the subject of these claims, which could have a material adverse impact on our sales and operating results. We could also incur substantial costs to defend even those claims that are not ultimately successful, which could materially adversely affect our business, results of operations or financial condition.

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
      We will require substantial funds to commercialize our products, launch new products, promote our brand, and conduct development, including preclinical testing and clinical trials, of our potential products. We believe that our existing credit facility and existing cash, coupled with cash flow from product sales, will be sufficient to fund our anticipated levels of operations through at least the next two years. However, our future capital requirements will depend on many factors, including:

•	the success of our commercialization of our products and the costs associated with related marketing, promotional and sales efforts;

•	the timing of new product launches, product development and advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities, including raw material sourcing and regulatory compliance; and

•	the costs involved in establishing and protecting our patent, trademark and other intellectual property rights.
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
Risks Related to Our Common Stock

Our stock price is volatile and purchasers of our common stock could incur substantial losses.
      Our stock price is volatile. From our initial public offering in July 2005 through September 26, 2006, the trading price of our common stock has ranged from $21.50 to $49.75 per share. The stock market in general, and the market for specialty pharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

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
      If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in July 2005, in our secondary offering in December 2005 and in our secondary offering in September 2006 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In connection with our initial public offering, the holders of substantially all of our outstanding stock prior to our initial public offering entered into lock-up agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated that, among other things, prohibit the sale of shares of our stock during the period ending 180 days after July 20, 2005. Approximately 5.3 million shares, including the shares of some of our significant stockholders, became eligible for sale upon the expiration of the 180-day lock-up agreements on January 17, 2006. In connection with our secondary offering in December 2005, holders of approximately 12.2 million shares of our stock entered into lock-up agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated that, among other things, prohibit the sale of shares of our stock during the period ending 90 days after December 8, 2005. Approximately 10.8 million of these shares became eligible for sale upon the expiration of the 90-day lock-up agreements on March 7, 2006. In connection with our secondary offering in September 2006, holders of approximately 5.8 million shares of our stock also entered into lock-up agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated that, among other things, prohibit the sale of shares of our stock during the period ending 60 days after September 14, 2006.
      On August 18, 2006, we filed a registration statement on Form S-3 covering 10,025,235 shares of common stock held by GAMI Investments, Inc., GVI Holdings, Inc., SZ Investments, L.L.C., Tullis-Dickerson Capital Focus III, L.P., TD Origen Capital Fund, L.P., TD Lighthouse Capital Fund, L.P., and Perseus-Soros BioPharmaceutical Fund, L.P. We filed the registration statement pursuant to our existing contractual obligations to register the shares following the first anniversary of our initial public offering in July 2005. On September 15, 2006, we filed a prospectus supplement to our prospectus in our registration statement on Form S-3 with respect to the offer and sale of 3,000,000 shares of common stock, and an additional 450,000 shares of common stock sold solely to cover over-allotments, held by SZ Investments, L.L.C. and Perseus-Soros BioPharmaceutical Fund, L.P.
      We have registered approximately 3,243,310 and 2,737,802 shares of common stock that are authorized for issuance under our 1999 Long-Term Incentive Plan and 2005 Incentive Plan, respectively. After the completion of our initial public offering in July 2005, our board of directors decided not to grant any additional awards pursuant to the 1999 Long-Term Incentive Plan. As of September 15, 2006, 2,650,585 shares were subject to options, 864,962 of which are vested and exercisable. Because they are registered, the shares authorized for issuance under our stock plans can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Our executive officers, directors and major stockholders have the ability to control all matters submitted to stockholders for approval.
      Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, currently beneficially own shares representing approximately 26.48% of our capital stock. As a result, if these stockholders choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Other than the $45 million cash dividend declared by our board of directors on June 2, 2005, we have not paid cash dividends and do not expect to pay dividends in the future, which means that our stockholders may not be able to realize the value of our shares except through sale.
      Other than the $45 million cash dividend declared by our board of directors on June 2, 2005, we have never declared or paid cash dividends. We expect to retain earnings for our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, a sale of shares likely is the only opportunity our stockholders will have to realize the value of our common stock. The board of directors will decide whether to pay dividends on common stock from time to time in the exercise of its business judgment.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our corporate headquarters, comprising approximately 32,000 square feet, is located at 4 Mill Ridge Lane in Chester, New Jersey. We have entered into a long-term lease for this facility, which expires March 31, 2018. Our rent for this facility totals $816,000 per year until March 31, 2009. In April 2009, our rent increases to $872,000 per year until March 31, 2012, increases in April 2012 to $920,000 per year until March 31, 2015 and, in April 2015, increases to $1.0 million until March 31, 2018.
      We also continue to lease the building located at our former corporate headquarters in Chester, New Jersey. The lease for our former corporate headquarters expires in August 2014, and our annual rent equals approximately $409,050 and increases each year. We have sublet a portion of our former corporate headquarters, and we are evaluating our options for the remainder of that facility.
      In addition, we lease approximately 130,000 square feet in Fort Worth, Texas to house our manufacturing operations for the adult Mucinex and Humibid brands. The Fort Worth facility serves as the center of our development and customer service operations. Our lease agreement for our Fort Worth, Texas operations expires March 31, 2011. Under the Fort Worth, Texas lease, we will pay approximately $37,500 per month (plus expenses) until March 31, 2008, when the monthly rent will increase to approximately $39,500 per month (plus expenses).

Item 3.	Legal Proceedings
      We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
      Our common stock has traded on the NASDAQ Global Select Market under the symbol “ARxT” since July 3, 2006. Prior to the creation of the NASDAQ Global Select Market, our common stock traded on the NASDAQ National Market. Our common stock began trading on the NASDAQ National Market on July 21, 2005, upon our initial public offering. Prior to our initial public offering, no established trading market existed for our common stock. Accordingly, no sales price information is available for our common stock for the periods prior to July 21, 2005. The following tables set forth the quarterly high and low closing sales prices of our common stock for the periods indicated, as reported by NASDAQ.

Fiscal 2006		High Close	Low Close

First Quarter	July 21- September 30, 2005	$34.32	$25.75
Second Quarter	October 1- December 31, 2005	$48.54	$32.95
Third Quarter	January 1- March 31, 2006	$46.05	$35.13
Fourth Quarter	April 1- June 30, 2006	$49.05	$38.97
      As of September 26, 2006, we had 138 stockholders of record.
Dividends
      On June 2, 2005, our board of directors declared a cash dividend totaling $45.0 million on shares of our common stock and shares of our preferred stock on an “as-converted” basis, and the requisite number of stockholders approved such dividend. The record date for the dividend was June 17, 2005, and we paid the dividend on June 22, 2005. We currently intend to retain all future earnings to finance our development efforts, the development of our proprietary technologies, the in-licensing or acquisition of specialty pharmaceutical products and trademarks, and the expansion of our business. We do not intend to declare or pay cash dividends on our capital stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors our board of directors deems relevant. Additionally, under the terms of our new Senior Revolving Credit Facility, our ability to pay dividends will be restricted. We will not be permitted to pay dividends other than (i) dividends payable only in our common stock, for so long as no event of default exists under the Senior Revolving Credit Facility and (ii) dividends from time to time in an amount not to exceed (A) 50% of cumulative positive consolidated net income for the period from July 1, 2006, to the date of the most recent fiscal quarter prior to which the dividends are proposed to be made, plus (B) 100% of the net proceeds of any issuance of stock not used to make an acquisition, so long as we are in pro forma compliance with the financial covenants and no event of default exists or would occur under the Senior Revolving Credit Agreement after giving effect to the dividends. Our new Senior Revolving Credit Facility is more fully described in Note 11 to our consolidated financial statements of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans
      We maintain a 1999 Long-Term Incentive Plan and a 2005 Incentive Plan adopted by our board of directors and approved by our stockholders prior to our initial public offering. We do not have any equity compensation plans that have not been approved by our stockholders. The following table sets forth information as of June 30, 2006, with respect to our equity compensation plans.

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Second Column)

Equity compensation plans approved by security holders	2,837,515	$8.08	1,782,849
Equity compensation plans not approved by security holders	—	—	—

Total	2,837,515	$8.08	1,782,849

Use of Proceeds from Registered Securities
      We filed a registration statement on Form S-1 (file no. 333-123585), which the SEC declared effective on July 20, 2005, with respect to the offer and sale of 7,950,000 shares of our common stock, $0.01 par value, and an additional 1,192,500 shares of our common stock sold solely to cover over-allotments. Of the 7,950,000 shares offered pursuant to the registration statement, we offered 5,697,000 shares and selling stockholders offered 2,253,000 shares. We offered all of the shares sold in the over-allotment.
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
Recent Sales of Unregistered Securities
      The following information relates to all securities issued or sold by us in the fiscal year ending June 30, 2006 that were not registered under the Securities Act.
      Issuances of Capital Stock. During the fiscal year ended June 30, 2006, upon the exercise of warrants, we issued an aggregate of 373,946 shares of common stock with a weighted average exercise price of $4.39.
      Upon the completion of our initial public offering in July 2005, we issued 4,849,047 shares of common stock upon the automatic conversion of our Series C Preferred Stock.
      No underwriters were involved in the foregoing sales of securities. The share issuances described above were issued to a combination of foreign and U.S. investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder, relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers of shares of our common stock described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and that they could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.
      Stock Option Grants and Exercises. During the fiscal year ended June 30, 2006, we issued to employees, directors and consultants 954,926 stock options and 1,338,849 shares of common stock upon the exercise of stock options at a weighted average exercise price of $1.53 per share. Options granted are subject to a vesting term, generally three to five years from the grant date. Options are granted for a fixed number of shares with an exercise price equal to the NASDAQ Stock Market closing price at the date of grant. The issuance of stock options and the common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Item 6.	Selected Financial Data
      The following table presents our selected financial information, which you should read in conjunction with, and is qualified in its entirety by reference to, our historical financial statements, the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial information set forth below as of June 30, 2006 and 2005 and for the years ended June 30, 2006, 2005 and 2004 has been derived from our audited financial statements included herein. The selected financial information as of June 30, 2004, 2003 and 2002 and for the years ended June 30, 2003 and 2002 have been derived from our audited financial statements, which are not included in this annual report.

	Years Ended June 30,

	2006	2005	2004	2003	2002

	(In thousands, except per share amounts)
Statements of Operations Data
Net sales	$239,105	$160,210	$61,295	$14,038	$13,755
Cost of goods sold	49,358	31,126	11,928	5,252	4,024

Gross margin	189,747	129,084	49,367	8,786	9,731
Selling, marketing and administrative(1)	98,998	78,044	23,286	23,310	17,968
Product development	18,904	7,392	3,181	4,542	7,419
Other, net	(4,307)	(789)	3,198	3,572	(180)

Income/(loss) before income taxes	76,152	44,437	19,702	(22,638)	(15,476)
Provision/(benefit) for income taxes	29,801	17,438	(16,124)	—	—

Net income/(loss)	46,351	26,999	35,826	(22,638)	(15,476)
Accretion of preferred stock	—	(202,566)	(28,100)	8,204	(7,619)
Dividend paid to preferred stockholders	—	(30,033)	—	—	—

Net income/(loss) applicable to common stockholders	$46,351	$(205,600)	$7,726	$(14,434)	$(23,095)

Income/(loss) per common share
Basic	$1.42	$(32.97)	$1.64	$(4.66)	$(7.47)

Diluted	$1.28	$(32.97)	$0.90	$(4.66)	$(7.47)

(1)	Selling, marketing and administrative includes non-cash stock-based compensation expense as follows:

Years Ended June 30,

2006	2005	2004	2003	2002

(In thousands)
$3,879	$477	$686	$880	$1,292

	At June 30,

	2006	2005	2004	2003	2002

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$34,815	$24,655	$43,391	$9,405	$7,272
Working capital	71,339	32,736	47,151	5,230	6,766
Total assets	252,590	63,840	71,035	20,382	17,350
Long-term liabilities	2,010	2,281	2,731	14,873	—
Redeemable convertible preferred stock	—	316,455	110,851	60,647	68,851
Accumulated deficit	(242,842)	(289,193)	(68,626)	(76,352)	(61,918)
Total stockholders’ equity/(deficit)	$222,273	$(273,625)	$(56,997)	$(64,169)	$(56,517)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
      We are a specialty pharmaceutical company focused on the late-stage development, commercialization and marketing of OTC and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market ten products: Mucinex SE, Mucinex DM, Mucinex D, Humibid SE, Delsym for adults, Delsym for children, and four products in our Children’s Mucinex product line.
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
      Humibid SE. Humibid SE is a maximum strength, long-acting, single-ingredient guaifenesin OTC product and is the only FDA-approved maximum strength, long-acting, single ingredient guaifenesin product. The FDA approved Humibid SE in July 2002, and we began to market Humibid SE in March 2006.
      Delsym. Delsym is a long-acting, single-ingredient OTC product containing dextromethorphan and is the only FDA-approved OTC liquid cough suppressant that can deliver 12 hours of cough relief in a single dose. We acquired Delsym from UCB, Inc. in June 2006. We market two products in the Delsym product line, an adult Delsym product and a children’s Delsym product.
      Children’s Mucinex. In August 2006, we began to market four immediate-release guaifenesin products for children under the Mucinex brand name.
      Future Products. We have two additional products that have been approved by the FDA that we intend to market under the Humibid brand name in the future: a maximum strength OTC combination product containing long-acting guaifenesin and dextromethorphan and a maximum strength OTC combination product containing long-acting guaifenesin and pseudoephedrine. Like Mucinex SE, Mucinex DM, Mucinex D, Humibid SE and Delsym, these additional products are the only FDA-approved products of their kind.
      Revenue Growth. Our net revenues have grown from $61.3 million and $160.2 million for the fiscal years ended June 30, 2004 and 2005, respectively, to $239.1 million for the fiscal year ended June 30, 2006. Our revenue growth has been primarily driven by Mucinex SE sales following its launch in July 2002 and Mucinex DM sales following its launch in August 2004, as well as the launch of Mucinex D during the fiscal year 2006. We believe that the key factors underlying the growth of Mucinex SE, Mucinex DM and Mucinex D revenues include:

•	The FDA’s removal of competitive long-acting, single-ingredient guaifenesin prescription products after November 2003. The FDA’s removal resulted in Mucinex SE’s status as the only long-acting, single-ingredient guaifenesin product available in the United States. Based on data from IMS Health — NPAtm, we estimate that, for the 12 months ended June 30, 2003, approximately 10.5 million prescriptions were filled for long-acting, single-ingredient guaifenesin products. After November 2003, we believe that a majority of prescriptions written for long-acting, single-ingredient guaifenesin resulted in OTC sales of our Mucinex SE. Humibid SE is now also available to meet this demand in a maximum strength format.

•	Our professional marketing efforts to physicians, pharmacists and other healthcare professionals. Our professional sales force targets high-prescribers of long-acting guaifenesin products and encourages them to recommend Mucinex SE, Mucinex DM and Mucinex D to their patients. Our professional sales force also educates physicians, pharmacists and other healthcare professionals about the benefits of long-acting guaifenesin. Since December 2004, we expanded our sales force from 50 to 125 representatives.

•	Expansion of our trade sales department and trade development efforts. Our trade sales force calls on national and regional retail accounts and wholesale distribution companies. The primary focus of our trade sales force is to maximize our shelf presence at retail drug, food and mass merchandise stores to support the efforts of our professional sales representatives and consumer advertising campaign. Since December 2003, we have grown our trade sales force from one to 10 professionals.

•	Consumer advertising campaign. Prior to the FDA’s approval of Mucinex SE as an OTC drug, long-acting guaifenesin and combination products were available only by prescription. We launched our initial consumer advertising campaign in November 2004, and our strategy has been to educate consumers about the unique benefits of Mucinex to encourage trial of our products.
      Results of Operations. During the fiscal years ended June 30, 2006 and 2005, we reported Net income of $46.4 million and $27.0 million, respectively. During the fiscal year ended June 30, 2004, we reported Net income of $35.8 million, which included an income tax benefit of approximately $25.1 million related to the reversal of the valuation allowance that had been recorded against the Deferred tax assets resulting from accumulated net operating losses.
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
      Future Growth. We believe that our future growth will be driven by professional and consumer marketing efforts to create increased awareness of the Mucinex, Delsym and Humibid brands and the benefits of long-acting guaifenesin and new product launches, including our maximum strength combination products and our pediatric products. Additionally, the FDA may take action to remove from the market the current long-acting guaifenesin products similar to Mucinex DM and Mucinex D, which could have a beneficial impact on our business. We plan to continue to spend significant amounts on the commercialization of our current products, the continuing development of our pipeline products and the in-licensing or acquisition of new product candidates. Our future profitability is dependent upon the successful commercialization of Mucinex SE, Mucinex DM, Mucinex D, Humibid SE and Delsym, as well as the introduction of new products.
      Recent Developments. On August 17, 2006, we registered 10,025,235 shares of common stock pursuant to our existing contractual obligation to register shares following the first anniversary of our initial public offering in July 2005. We did not sell any additional shares or receive any proceeds from this registration. On September 15, 2006, we filed a prospectus supplement with respect to 3,000,000 shares of our common stock offered by selling stockholders and an additional 450,000 shares of our common stock that may be sold to cover over-allotments. We did not sell any additional shares or receive any proceeds from this registration or the offerings made pursuant to the prospectus supplement.
      In August 2006, we were notified by Mutual of their paragraph IV certification relating to the filing of an ANDA with the FDA for a single-ingredient extended-release formulation of guaifenesin. The drug related to this ANDA could be a generic competitor or a licensed branded competitor of Mucinex SE and Humibid SE. We intend to vigorously defend our exclusive market position for Mucinex SE and Humibid SE. We may not be successful, however, in maintaining our exclusive market position and can offer no assurance as to the outcome of this ANDA filing. If the FDA approves this ANDA, then our competitive position could be weakened and we may face stronger and more direct competition, which would negatively impact our business and operating results.
      On July 31, 2006, we repurchased the Fort Worth, Texas manufacturing assets from Cardinal Health for approximately $28 million, $24 million of which was paid upon closing, with the remainder to be paid quarterly during fiscal year 2007. The $28 million purchase price includes the acquisition of approximately $11 million in inventory, and $7 million in manufacturing assets. The remaining $10 million will be recorded as an expense during the first fiscal quarter of 2007 and includes non-recurring expenses for items such as termination fees, exit costs and impaired assets. We will continue to rely on Cardinal Health to perform certain aspects of the manufacture and packaging of Mucinex SE, Mucinex DM, Mucinex D and Humibid SE.
Critical Accounting Policies and Estimates
      Our consolidated financial statements are presented on the basis of U.S. generally accepted accounting principles. We have taken into consideration all professional accounting standards that are effective as of the date of these financial statements. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our financial statements and require management’s most subjective and complex judgments due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and financial condition. Our critical accounting policies are described in detail below.
      While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements contained in this Annual Report on Form 10-K, we believe that the following accounting policies relating to revenue recognition, sales returns and allowances, cost of goods sold (Cardinal Health profit share), income taxes and stock-based compensation charges are most critical in fully understanding and evaluating our reported financial results.
      Revenue Recognition. We recognize revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks, and other sales allowances are reasonably determinable and when collection is reasonably assured. Accruals for these provisions are presented in the consolidated financial statements as reductions to sales.
      Sales Returns and Allowances. When we sell our products, we reduce the amount of revenue recognized from such sale by an estimate of future product returns and other sales allowances. Other sales allowances include cash discounts, rebates, including Medicaid rebates, chargebacks, and sales incentives relating to products sold in the current period. Factors that are considered in our estimates of future product returns include an estimate of the amount of product in the trade channel, competitive products, the remaining time to expiration of the product, the historical rate of returns as well as industry trends and regulatory developments. Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Factors that are considered in our estimates regarding other sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels and current contract prices and terms with both direct and indirect customers. If actual future payments for product returns and other sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flow would be negatively impacted.
      The following table shows, at each balance sheet date, the balances of liabilities and accounts receivable valuation accounts resulting from sales returns and allowances:

	June 30,

	2006	2005

Product returns	$3,150	$5,884
Chargebacks	941	2,473
Rebates and other	1,610	1,590

Accrued returns, chargebacks, rebates and other(1)	$5,701	$9,947

Cash discounts(2)	$495	$170
Trade promotions(2)	$2,796	$2,108

(1)	Accrued returns, chargebacks, rebates and other sales allowances are reported under Current liabilities on the Consolidated Balance Sheet.

(2)	Cash discounts and trade promotions are reported as valuation allowances against Accounts receivable on the Consolidated Balance Sheet.
      The following table summarizes the activity of accrued returns and other sales allowances:

		Other	Total Accrued
		Sales	Returns and Other
	Returns	Allowances	Sales Allowances

Balance at June 30, 2004	3,622	3,332	6,954
Assumed liability for Humibid returns	3,000	—	3,000
Provision made to sales during the period	1,054	6,648	7,702
Provision/(benefit) related to sales made during prior periods	649	(1,045)	(396)
Payments/credits	(2,441)	(4,872)	(7,313)

Balance at June 30, 2005	$5,884	$4,063	$9,947
Provision made to sales during the period	2,643	6,240	8,883
Benefit related to sales made during prior periods	(188)	(2,591)	(2,779)
Payments/credits	(5,189)	(5,161)	(10,350)

Balance at June 30, 2006	$3,150	$2,551	$5,701

      Product Returns. Our products generally have a 24-month expiration period and our policy is to accept returns for expired products up to 12 months after the expiration date. At June 30, 2006 and 2005, product returns liability included $2.1 million and $5.5 million, respectively, for products and formulations that we currently do not market (AlleRxtm, Aquatab and certain formulations of Humibid that were manufactured prior to our acquisition of Humibid from Cornerstone in February 2005). In connection with the acquisition of the Humibid trademark from Cornerstone, we assumed an estimated liability of $3.0 million for product returns of Humibid as sold by Cornerstone.
      Included in the $2.1 million liability for products that we currently do not market at June 30, 2006 is approximately $31,000 associated with the first $1.0 million of returned AlleRxtm products that we are contractually obligated to assume in accordance with the settlement agreement with Cornerstone as discussed under “Commitments and Contractual Obligations.” The estimated returns liability for AlleRxtm has been lowered, based on the returns history and the fact that we are only responsible for products returned during the 18-month period beginning on February 15, 2005, which lasted through August 15, 2006. Based upon internal records and industry data, we believe that approximately $2.2 million exists in the sales channel for Aquatab and Cornerstone’s Humibid products. Based upon recent consumer consumption data as reported by IRI, IMS Health and our estimates of the remaining expiration life of such products in the channel, we believe that substantially all of this product will be returned to us for credit. Our accrued liability for returns of products and formulations that we currently do not market reflects this estimate at June 30, 2006, with greater than 90% of the product in the channel included in the reserve.
      For products that we marketed as of June 30, 2006, (Mucinex SE, Mucinex DM, Mucinex D, Humibid SE and Delsym), our liability for product returns was approximately $1.0 million. Our estimates for returns of currently marketed products are significantly lower than for products and formulations that we currently do not market. Such estimates are based upon retail and non-retail sales data as reported by IRI and IMS Health, our estimates of the amount of product in the sales channel, historical and recent returns activity, and the fact that we have been on back-order for Mucinex SE and Mucinex DM in the past. The IRI data provides weekly retail unit sales by stock keeping units, or SKUs, on a national basis. IMS Health data provides aggregate weekly prescriptions and tablet information, which is not specific by SKU. Based upon internal records and industry data, we believe that approximately $70.7 million of Mucinex SE, Mucinex DM, Mucinex D, Humibid SE and Delsym exists in the sales channel at June 30, 2006. The entire $70.7 million could potentially be returned by our customers to us for credit. However, based upon our analysis of the above factors, we estimate that approximately $69.7 million will ultimately be purchased by consumers, $67.7 million of which relates to the Mucinex brand of products, $0.7 million of which relates to Delsym and $1.3 million of which relates to Humibid SE. Our $1.0 million liability for returns of currently marketed products results in an estimated return rate for these products in the sales channel of between 1% and 2%. Based upon industry information, we believe that the product returns for marketed products similar to ours range between 1% and 3% of sales. Considering the historical low rate of returns for Mucinex SE, Mucinex DM and Delsym, we believe that a range of 1% to 3% is a reasonable range of what may ultimately be returned. If our actual returns of currently marketed products vary from the 1% estimated return rate and result in either a 0% or 2% return rate, our income before taxes could increase or decrease by up to $1.0 million. Included in the $1.0 million reserve for marketed products is $0.3 million relating to Mucinex D, resulting in an estimated return rate of 5% for Mucinex D in the sales channel. We estimate that the rate of return will be higher for Mucinex D than for Mucinex SE and Mucinex DM due to the fact that it contains pseudoephedrine, which could be used to manufacture methamphetamine. Effective April 9, 2006, new legislation was passed into law to limit the sale of drugs containing pseudoephedrine, place them behind the counter, and keep an electronic record of the related sales. Such regulations may negatively impact the sales of Mucinex D. A 1% fluctuation in the return rate for Mucinex D would impact our Income before income taxes by $69,000.
      Chargebacks. Chargebacks represent the difference between our published selling price per unit and the contractual prices under government contracts.
      Sales of our products to our customers are generally based on our published list price. Some of our customers sell our products to certain government agencies that are entitled to a discount from our published list price, which has historically approximated 26%. At the time we sell our product to our customers, we estimate the amount that they will sell to their customers who are entitled to a discount pursuant to a government agency contract, resulting in a chargeback to us by our direct customer.
      At June 30, 2006, the Company’s chargeback liability did not increase in proportion to the increase in sales activity. We believe that our increase in sales volume has not been attributed to government purchases, but rather has resulted from retail consumer demand, largely driven by our consumer advertising campaign. Therefore, chargebacks have become a lower percentage of our total sales during the year ended June 30, 2006. Our liability for chargebacks relies primarily on two estimates. The lag factor is the time between the date we ship product to our customer and the date the chargeback is presented to us for credit, which impacts the estimated percentage of sales that have historically been subject to chargebacks. We then apply this percentage to the estimated units in the sales channel to determine our current liability. The lag factor and percentage vary by customer and depend upon their individual buying and inventory holding patterns, which can fluctuate from quarter to quarter due to seasonality or other customer factors. We use historical information to determine the lag factor and percentage. If our estimates of the lag factor and percentage at June 30, 2006 varied by one month from actual future results, our Income before income taxes would be impacted by approximately $33,000.
      Rebates and Other Sales Allowances. We offer mail-in and point-of-sale rebates to retail consumers, rebates to certain states covering Mucinex under their Medicaid programs, and other sales allowances. The liability for rebates is based upon historical and current rebate redemption and utilization rates. For mail-in and point-of-sales rebates, we utilize third party processing companies. Such companies have experience in predicting rebate redemption rates based upon the value of the rebate in relation to the retail purchase price of the product. Other sales allowances include expected customer deductions for shortages and damages, which amounts are not material. Considering the multiple of estimates made by us, as well as estimates prepared by third party companies that are necessary in evaluating the required liability balance for the various activities within this consolidated account, we believe that this liability account could fluctuate by up to 20%. Therefore, if actual future results varied within a range of 20% from our June 30, 2006 balance of $1.6 million, our Income before income taxes would be impacted by up to $320,000.
      Cash Discounts. Our standard invoice terms are 2%, net 30 days. Based upon historical experience, we estimate that customer cash discounts will approximate 2% of our current Accounts receivable balance.
      Trade Promotions. During fiscal year 2004, we began offering industry-standard trade promotion allowances to our trade customers. Currently, our trade promotion allowances approximate 3% of our published selling prices. Based upon our historical experience, we believe that this rate is appropriate for estimating this accrued liability. As a result of the increase in sales volume during the year ended June 30, 2006, the valuation allowance against our Accounts receivable balance has increased.
      Cardinal Health Profit Share. In April 2004, we sold substantially all of our manufacturing assets, raw materials and in-process inventory located in Fort Worth, Texas to Cardinal Health. We repurchased the manufacturing assets from Cardinal Health on July 31, 2006. Pursuant to a supply agreement with Cardinal Health, or the 2004 Supply Agreement, entered into in connection with the sale of the manufacturing assets to Cardinal Health, Cardinal Health manufactured and supplied all of our drug products marketed by us under this agreement. Under the 2004 Supply Agreement, Cardinal Health was required to segregate direct manufacturing costs from indirect manufacturing costs. As finished goods were completed and shipped to a warehouse we designated, Cardinal Health billed us for the actual direct manufacturing costs incurred plus a mark-up. This mark-up was merely provided for interim billing and cash flow purposes and the actual amount payable to Cardinal Health was calculated at the end of each calendar quarter under a profit sharing formula. Profit for this purpose was calculated as net sales less the actual direct manufacturing cost of products sold during the calendar quarter, less freight and other logistics costs. The resulting profit was subject to profit sharing rates that declined as the total value of this profit increased. At the end of each calendar quarter, a reconciliation was completed and a billing adjustment was made to the extent that the actual profit share differed from the total mark-up paid to Cardinal Health during the calendar quarter.
      The accounting policy with regard to this arrangement has been to record the actual direct manufacturing cost and the effective profit share amount as inventory, as that was our final cost to purchase the inventory. The difference between the billed mark-up and the effective profit share amount has been reflected on the Consolidated Balance Sheet as a receivable from or payable to Cardinal Health. At June 30, 2006, we had a receivable remaining from Cardinal Health of $424,000 as a result of the mark-up billed by Cardinal Health exceeding the March 31, 2007 contract year effective profit share amount.

      The receivable balance at June 30, 2006 was calculated as follows:

	Contract Year Ended	Contract Year Ended	Contract Year Ended
	March 31, 2005	March 31, 2006	March 31, 2007

	(In millions)
Total profit share payments to Cardinal Health	$13.4	$17.6	$3.8
Profit share earned by Cardinal Health — FY 2004(1)	1.4	—	—
Profit share earned by Cardinal Health — FY 2005(1)	7.6	1.9	—
Profit share earned by Cardinal Health — FY 2006(1)	—	8.3	1.9
Profit share included in ending inventory(2)	0.5	0.7	1.5

Excess profit share payments made to Cardinal Health	3.9	6.7	0.4

Payments made by Cardinal	(3.9)	(6.7)	—

Balance due from Cardinal June 30, 2006(3)	$—	$—	$0.4

(1)	Earned profit share is included in Cost of goods sold. For the 2007 contract year, the estimated effective profit share for the fourth quarter of fiscal year 2006 was used to record the profit share earned.

(2)	Amounts included in ending inventory at March 31, 2005 for the 2005 contract year, at March 31, 2006 for the 2006 contract year, and at June 30, 2006 for the 2007 contract year.

(3)	Excess profit share payments were included in Prepaid expenses and other assets at June 30, 2006.
      Each month, as product is sold, the actual direct manufacturing cost plus an estimate of the profit share amount earned by Cardinal Health was charged to Cost of goods sold. The estimated profit share amount considered for each contract year (i) our projected net product sales and gross profit, (ii) the projected profit share and (iii) the contractual minimum profit share amount.
      Assuming our net sales per unit and the actual direct manufacturing cost per unit were constant during the contract year, an increase in unit sales would result in a lower effective profit share amount per unit for the contract year. Conversely, if unit sales were lower than our initial estimates, the effective profit share per unit would increase. At each contract year-end (March 31), a final reconciliation was performed and the estimates were adjusted to the actual results.
      On July 31, 2006, we repurchased the Fort Worth, Texas manufacturing assets back from Cardinal Health and will no longer have this profit share arrangement with Cardinal Health. See “Commitments and Contractual Obligations” for a description of our new arrangement with Cardinal Health.
      Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, to expand and clarify SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. Effective July 1, 2005, we adopted SFAS No. 123(R) and elected the prospective method for all grants in the 2006 fiscal year. Prior to our adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. As a result, the adoption of SFAS No. 123(R) did not have a material impact on our operations, financial position or cash flows. We use the graded-vesting methodology to record the stock-based compensation expense over the vesting period, which generally ranges from three to five years. This methodology results in a greater amount of expense recognized towards the beginning of the vesting period as opposed to the straight-line method. Because subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of our stock options.
      Prior to fiscal year 2006, we calculated our stock-based compensation using the minimum value method as permitted for nonpublic companies under SFAS No. 123. However, after filing our initial registration statement on March 25, 2005, we are no longer considered “nonpublic” and had to consider a volatility assumption in the calculation of fair value. Because we do not have sufficient history as a public company to support an estimate of future volatility, we used a combination of peer companies in our industry with similar business cycles. We used this volatility assumption on options granted after March 25, 2005. The addition of this assumption materially increased the fair value of subsequent option grants.
      Income Taxes. Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Our net deferred tax assets relate primarily to net operating loss carryforwards, or NOL, research credits and sales reserves. In assessing the reliability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We consider our history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax items are deductible. In addition, Internal Revenue Code Sections 382 and 383 contain provisions that may limit the NOL available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest.
      In December 2004, the FASB issued FASB Staff Position, or FSP, No. FAS 109-2, “Accounting and Disclosure guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides a one-time dividends received deduction for U.S. corporations on the repatriation of certain foreign earnings. We have completed our evaluation of this Act and have concluded that due to the fact that all of our operations are U.S.-based, the provisions of FSP No. FAS 109-2 will not have tax implications to our business.
      Accretion of Preferred Stock. We adjusted the carrying value of our Series A redeemable convertible preferred stock, or Series A Preferred Stock, our Series B redeemable convertible preferred stock, or Series B Preferred Stock, and our Series C redeemable convertible preferred stock, or Series C Preferred Stock, to redemption value. For Series A and Series B Preferred Stock, redemption value equaled fair value. For Series C Preferred Stock, redemption value equaled the greater of 200% of the original per share purchase price or the fair value. All classes of preferred stock were redeemable at the option of the holder on specified dates. Accretion of Series C Preferred Stock up to liquidation value was recorded as a reduction of Net income/(loss) applicable to common stockholders. To the extent that the fair value was greater than the accreted liquidation value at the balance sheet date, the preferred stock was adjusted to reflect the fair market value with the offset charged to Accumulated deficit within Stockholders’ equity/(deficit) and reflected a reduction of Net income/(loss) applicable to common stockholders. Upon the closing of our initial public offering, our redeemable convertible preferred stock automatically converted into shares of common stock and, as a result, there was no further accretion.
      We incurred approximately $870,000 and $1.2 million of issuance costs in connection with the issuance of Series A and B Preferred Stock, respectively. Such costs were recorded as a reduction of the carrying amount of the preferred stock and were accreted through a charge to Accumulated deficit up to the original redemption date, using the effective interest method and included in Net income/(loss) applicable to common stockholders. There were no issuance costs associated with the Series C Preferred Stock.

Operating Expenses
      Product Development. Product development expenses have historically consisted of formulation and analytical development work with existing and well-established drugs and pharmaceutical ingredients. These products required development of scale-up manufacturing, stability data and human pharmacokinetic studies to establish bioavailability and bioequivalence data for our products versus FDA reference drugs, as well as the preparation and filing of NDAs.
      Generally, our formulation, chemistry and analytical manufacturing controls and stability work has been performed utilizing our own employees and since April 2004, in cooperation with Cardinal Health. Product development expenses include salary and benefits, raw materials and supplies, facilities, depreciation, and other allocated expenses associated with the performance of the above work and functions. The associated pharmacokinetic studies, clinical trials and certain support functions in preparing protocols, reports and other regulatory documents are performed by scientific consultants and third party contract research organizations and are also included within Product development expenses.
      Recently, we have undertaken development of a prescription product through license of product from Edmond (erdosteine) for symptomatic treatment of respiratory disorders, bronchitis and COPD. The program is currently in late phase IIb human trials. The associated costs of the erdosteine NDA program are performed primarily by scientific consultants and third party contract research organizations and are also included within Product development expenses.
      Selling, Marketing and Administrative. Selling, marketing and administrative expenses include professional sales and marketing, consumer marketing, trade sales and distribution activities, and administrative expenses.
      Our professional selling and marketing expenses are comprised primarily of (i) our professional sales representatives and the related management function, which includes salary, commission, benefits (including stock-based compensation), and business related expenses, (ii) physician samples, (iii) sales force training, (iv) sales force information technology, and (v) market research and advertising agency fees.
      Our consumer marketing expenses are comprised of costs related to (i) media, including television, radio and print advertising, (ii) market research, (iii) website operations, (iv) commercial production, and (v) advertising agency fees.
      Our trade sales and distribution expenses are primarily comprised of costs associated with our national and regional trade sales personnel and their related territory operations and outsourced warehouse and shipping operations paid to Cardinal Health.
      Administrative expenses include salaries and benefits (including stock-based compensation), professional fees and facility costs.
Results of Operations

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005
      Net Sales. Net sales increased by $78.9 million to $239.1 million for the fiscal year ended June 30, 2006, as compared to $160.2 million for the fiscal year ended June 30, 2005. The increase in Net sales during fiscal year 2006 is primarily due to the impact of our consumer advertising campaign resulting in continued market penetration of Mucinex SE and Mucinex DM and the launches of Mucinex D and Humibid SE. Net sales during the fiscal year ended June 30, 2006 approximated 93% of gross sales, as compared to approximately 90% for the fiscal year ended June 30, 2005. The favorable increase in Net sales as a percentage of gross sales is primarily a result of changes in estimates for chargebacks and rebates for government programs, based on additional historical experience.
      In August 2004, we discontinued the manufacture and sale of our Aquatab product lines to focus on building the Mucinex brand. In February 2005, we acquired the Humibid trademark and transferred our

AlleRxtm product line in exchange for the Humibid name. We believe the Humibid name is more in line with our growth strategy than the AlleRxtm product line.
      The following table sets forth our Net sales for the fiscal year ended June 30, 2006 and June 30, 2005:

	Year Ended June 30,

			Increase/
Product	2006	2005	(Decrease)

	(In thousands)
Mucinex SE	$158,575	$117,369	$41,206
Mucinex DM	59,235	38,278	20,957
Mucinex D	19,347	—	19,347
Humibid SE	1,296	—	1,296
Delsym	652	—	652
Other products	—	4,563	(4,563)

Net Sales	$239,105	$160,210	$78,895

      Cost of Goods Sold. Cost of goods sold increased $18.3 million to $49.4 million for the fiscal year ended June 30, 2006, as compared to $31.1 million for the fiscal year ended June 30, 2005. Cost of goods sold increased in dollar terms primarily as a result of the increase in Mucinex SE and Mucinex DM sales and the launches of Mucinex D and Humibid SE. As a percentage of Net sales, Cost of goods sold during the fiscal years ended June 30, 2006 and 2005 totaled 20.6% and 19.4%, respectively. The increase in the percentage was due to the increased sales of higher cost products, such as Mucinex D and products packaged within display units. For the fiscal years ended June 30, 2006 and 2005, Cost of goods sold included $10.2 million and $9.5 million, respectively, of profit share earned by Cardinal Health.
      Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased by $21.0 million to $99.0 million for the fiscal year ended June 30, 2006, as compared to $78.0 million for the fiscal year ended June 30, 2005. The increase for the fiscal year ended June 30, 2006 was primarily due to: (i) approximately $11.9 million associated with various sales and marketing programs, including the increased spending on the consumer advertising campaign, the increase in the sales force in December 2004, expansion of the trade sales department, and professional marketing expenses; (ii) $7.7 million of general and administrative expenses, primarily related to new headcount, insurance, taxes, legal and accounting fees; (iii) an increase of $3.4 million for non-cash stock-based compensation, primarily due to the consideration of a volatility assumption in the calculation of fair value for fiscal year 2006 stock option grants; (iv) approximately $1.8 million of additional expense related to distribution and shipping on the increased volume of Mucinex sales; and (v) $0.7 of legal, printing and audit costs related to our secondary offering in December 2005. These increases in Selling, marketing and administrative expenses were partially offset by (i) a decrease of $4.1 million relating to the non-recurrence of the additional discretionary performance bonus recorded during fiscal year 2005 and (ii) a net decrease of $0.4 million relating to our decision not to go forward with the development and license agreement with Pharmaceutical Design L.L.C., or PD. To terminate the PD agreement, we paid $0.5 million, which we expensed to Selling, marketing and administrative expenses in July 2005. The related intangible asset with a net book value of $0.9 was written off to Selling, marketing and administrative expenses as of June 30, 2005.
      Product Development. Product development expenses increased by $11.5 million to $18.9 million during the fiscal year ended June 30, 2006, as compared to $7.4 million for the fiscal year ended June 30, 2005. The increase for the fiscal year ended June 30, 2006 was primarily attributable to expenses related to start-up costs of the erdosteine Phase IIb clinical program and spending on Mucinex line extensions. The fiscal year ended June 30, 2006 also included a $650,000 milestone payment made to Edmond for erdosteine and approximately $0.7 million for non-cash stock-based compensation.
      Other, net. Other, net increased $3.5 million to income of $4.3 million during the fiscal year ended June 30, 2006, as compared with income of $0.8 million during the fiscal year ended June 30, 2005. The increase for the fiscal year ended June 30, 2006 was primarily attributable to higher interest income reflecting earnings on the increased cash balances, which includes cash received from our initial public offering, coupled with higher interest rates. This increase was partially offset by a one-time pretax loss of $1.6 million recorded in fiscal year 2006 in connection with the move of our corporate headquarters in Chester, New Jersey.
      Income Taxes. Income tax expense for the fiscal year ended June 30, 2006 was $29.8 million, as compared to $17.4 million for the fiscal year ended June 30, 2005. Our effective tax rates for the years ended June 30, 2006 and 2005 were 39.1% and 39.2%, respectively. At June 30, 2006, we had approximately $2.3 million of NOL carryforwards that expire in fiscal year 2012.
      Accretion of Preferred Stock. Accretion of our redeemable convertible preferred stock for the fiscal year ended June 30, 2005 was $202.6 million, reflecting an adjustment made during fiscal year 2005 to accrete all redeemable convertible stock to fair value. Upon the closing of our initial public offering in July 2005, our redeemable convertible preferred stock converted into shares of common stock. As a result, there was no accretion for the fiscal year ended June 30, 2006.
      Dividend Paid to Preferred Stockholders. There was a $45.0 million dividend paid on our stock during fiscal year 2005, of which $30.0 million was paid to preferred stockholders on an “as converted” to common stock basis and is reflected as a reduction of Net income/(loss) applicable to common stockholders.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004
      Net Sales. Net sales increased by $98.9 million to $160.2 million for the fiscal year ended June 30, 2005, as compared to $61.3 million for the fiscal year ended June 30, 2004. The increase in Net sales during the year is primarily due to (i) Mucinex SE’s status as the exclusive long-acting, single-ingredient guaifenesin product available in the United States for the full fiscal year 2005, as compared to only seven months during the fiscal year ended June 30, 2004, (ii) the launch of our consumer advertising campaign in November 2004 and (iii) the launch of Mucinex DM, which was partially offset by a reduction in other product sales. Other products consist of the AlleRxtm and Aquatab product lines, which were discontinued in February 2005 and August 2004, respectively. Net sales during the fiscal year ended June 30, 2005 approximated 90% of gross sales, as compared to approximately 82% for the fiscal year ended June 30, 2004. The favorable increase in net sales as a percentage of gross sales is a result of lower product return rates for Mucinex SE and Mucinex DM and a lower percentage of sales being subject to chargebacks.
      In August 2004, we discontinued the manufacture and sale of our Aquatab product lines to focus on building the Mucinex brand. In February 2005, we acquired the Humibid trademark and transferred our AlleRxtm product line in exchange for the Humibid name. We believe the Humibid name is more in line with our growth strategy than the AlleRxtm product line.
      The following table sets forth our Net sales for the fiscal years ended June 30, 2005 and June 30, 2004:

	Year Ended June 30,

			Increase/
Product	2005	2004	(Decrease)

	(In thousands)
Mucinex SE	$117,369	$52,863	$64,506
Mucinex DM	38,278	—	38,278
Other products	4,563	8,432	(3,869)

Net Sales	$160,210	$61,295	$98,915

      Cost of Goods Sold. Cost of goods sold increased $19.2 million to $31.1 million for the fiscal year ended June 30, 2005, as compared to $11.9 million for the fiscal year ended June 30, 2004. Cost of goods sold increased in dollar terms primarily as a result of the increase in Mucinex SE sales and the launch of Mucinex DM. As a percentage of Net sales, Cost of goods sold during the fiscal years ended June 30, 2005 and 2004 remained consistent at approximately 19.4%. For the fiscal year ended June 30, 2005, Cost of goods sold included $9.5 million of profit share earned by Cardinal Health, which was partially offset by volume-related manufacturing cost reductions. For the fiscal year ended June 30, 2004, Cost of goods sold included $1.4 million of profit share, from the 2004 Supply Agreement with Cardinal Health, which was effective April 1, 2004.
      Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased $54.7 million to $78.0 million for the fiscal year ended June 30, 2005, as compared to $23.3 million for the fiscal year ended June 30, 2004. The increase during the fiscal year ended June 30, 2005 is primarily due to (i) approximately $28.2 million of spending on our consumer advertising campaign, (ii) approximately $3.0 million of additional expense related to distribution and shipping on increased sales volume, (iii) approximately $16.5 million associated with various sales and marketing programs such as the hiring of 50 additional sales representatives in December 2004, professional marketing and market research expenses, expansion of the trade sales department, sales training and meetings, and implementation of a sales force automation system for our 100-person sales force, and (iv) $7.0 million of incremental general and administrative expenses primarily related to new headcount, information technology, $900,000 relating to the write off of an intangible asset as of June 30, 2005 and an additional discretionary performance bonus of $4.1 million. Stock-based compensation is reflected within Selling, marketing and administrative expenses, and decreased by $209,000 to $477,000 for the fiscal year ended June 30, 2005, as compared to $686,000 reported during the fiscal year ended June 30, 2004. The decrease is primarily due to a lower number of stock options granted during the fiscal year ended June 30, 2005, as compared to the same period ended June 30, 2004.
      In July 2005, we decided not to go forward with a development and license agreement we entered into with PD. To terminate this agreement, we paid PD $500,000, which we expensed to Selling, marketing and administrative expenses in July 2005. In addition, we wrote-off the related intangible asset with a net book value of $900,000 to Selling, marketing and administrative expenses as of June 30, 2005.
      Product Development. Product development expenses increased by $4.2 million to $7.4 million during the fiscal year ended June 30, 2005, as compared to $3.2 million for the fiscal year ended June 30, 2004. The increase for the fiscal year ended June 30, 2005 is primarily attributable to continued development of our Mucinex line extensions and other development projects, including $1.3 million spent on erdosteine.
      Other, net. Other, net for the fiscal year ended June 30, 2005 was income of $0.8 million, as compared to expenses of $3.2 million during the fiscal year ended June 30, 2004. This increase in other income was primarily attributable to interest expense, which decreased by $3.3 million during the fiscal year ended June 30, 2005 as a result of our 8% Convertible Secured Promissory Notes due 2005, or the 8% Convertible Notes, having been converted into our Series C Preferred Stock on June 30, 2004. The 8% Convertible Notes earned interest at the rate of 8% annually and also required us to record non-cash interest expense for the beneficial conversion feature and the warrants to purchase common stock that were granted in connection with the issuance of the 8% Convertible Notes. In addition, interest income increased by $0.7 million during the fiscal year ended June 30, 2005, primarily due to the increase in our monthly average cash balance from approximately $22.0 million during the fiscal year ended June 30, 2004 to approximately $43.0 million during the fiscal year ended June 30, 2005, coupled with higher interest rates.
      Income Taxes. Income tax expense for the fiscal year ended June 30, 2005 was $17.4 million. We had an income tax benefit of $16.1 million for the fiscal year ended June 30, 2004. Our effective tax rate for the year ended June 30, 2005 was 39.2% compared to an income tax benefit of (81.8%) for the fiscal year ended June 30, 2004. At June 30, 2004, after having achieved three consecutive quarters of before-tax profit and based on financial projections for fiscal year 2005, the valuation allowance that offset our deferred tax asset was eliminated. At June 30, 2005, we had approximately $8.4 million of NOL carryforwards that are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code.
      Accretion of Preferred Stock. Accretion of our redeemable convertible preferred stock for the fiscal year ended June 30, 2005 was $202.6 million, as compared to $28.1 million for the fiscal year ended June 30, 2004. The $174.5 million increase in the fiscal year ended June 30, 2005 reflects the adjustment to accrete the redeemable convertible preferred stock to fair value. Upon the closing of our initial public offering in July 2005, our redeemable convertible preferred stock was converted into shares of common stock and, as a result, no further accretion will be recorded.
      Dividend Paid to Preferred Stockholders. There was a $45.0 million dividend paid on our stock during fiscal year 2005, of which $30.0 million was paid to preferred stockholders on an “as converted” to common basis and is reflected as a reduction of Net income/(loss) applicable to common stockholders.
Liquidity and Capital Resources
      In July 2005, we completed our initial public offering of common stock, which generated gross proceeds to us of approximately $117.0 million. From inception through the completion of our initial public offering, we financed our operations primarily through the net proceeds from private placements of common stock, redeemable convertible preferred stock, notes convertible into redeemable convertible preferred stock, a revolving bank line of credit, and cash generated from our product sales.
      On June 2, 2005, our board of directors declared a cash dividend totaling $45.0 million on shares of our common stock and shares of our preferred stock on an “as converted” basis (in accordance with our Certificate of Designations, Rights and Preferences of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Certificate of Incorporation). We paid the dividend on June 22, 2005.
      As of June 30, 2006, we had approximately $34.8 million of Cash and cash equivalents, $22.2 million of Short-term investments and working capital of $71.3 million, as compared to Cash and cash equivalents of $24.7 million and working capital of $32.7 million as of June 30, 2005. The increase in both Cash and cash equivalents and working capital was primarily due to the $106.7 million of net proceeds received from our initial public offering in July 2005, combined with cash flow from operating activities, partially offset by $122 million paid in June 2006 to purchase the Delsym 12-Hour cough suppressant liquid product line from UCB. We had no outstanding debt as of June 30, 2006.
      In June 2006, due to the utilization of $122 million in connection with our purchase of Delsym and our planned reacquisition of the manufacturing assets in Fort Worth, Texas from Cardinal Health, all of our remaining investments were reclassified from held-to-maturity to available-for-sale.
      On July 31, 2006, we repurchased the Fort Worth, Texas manufacturing assets from Cardinal Health. Prior to the repurchase, purchases of our finished product inventory from Cardinal Health were paid pursuant to profit sharing formula, which was initially billed to us at an amount equal to Cardinal Health’s actual manufacturing cost plus a mark-up. The mark-up payments to Cardinal Health were trued up each March 31st to the actual profit share amount. Any excess of the mark-up payments over the actual profit share amount was refunded to us. Conversely, if the actual profit share amount exceeded the payments paid to Cardinal Health during the contract year, the shortfall would be paid to Cardinal Health. For the contract years ended March 31, 2006 and 2005, our mark-up payments exceeded the actual profit share amount by $6.7 million and $3.9 million, respectively, all of which has been paid by Cardinal Health. As of June 30, 2006, we had a receivable of $424,000 due from Cardinal Health based on the estimated annual effective profit share amount for the contract period ending March 31, 2007. Consequently, our liquidity was impacted on an interim basis by the difference between the stated mark-up percentages per the Cardinal Health 2004 Supply Agreement and the effective mark-up percentage resulting from the contract year-end profit share calculation. As a result of our repurchase of the Fort Worth, Texas manufacturing assets on July 31, 2006, we no longer have this profit share arrangement with Cardinal Health.
      In July 2006, we received a commitment for a new five-year $50.0 million senior secured revolving credit facility, or the Senior Revolving Credit Facility, which may be increased by up to an additional $100.0 million, subject to compliance with certain conditions, should we need additional financing in the future and for a bridge facility that provided for immediately available borrowings of up to $25.0 million prior to the closing of the Senior Revolving Credit Facility. In July 2006, we drew $20.0 million from the bridge facility in connection with our repurchase of the Fort Worth, Texas manufacturing assets from Cardinal Health, which was partially repaid in August 2006. Subsequently, we repaid in full and terminated the bridge facility using proceeds from the Senior Revolving Credit Facility, which closed on September 26, 2006. Currently, we have $10.3 million outstanding under the Senior Revolving Credit Facility. Any future borrowings under the Senior Revolving Credit Facility will be used to finance working capital requirements, capital expenditures and acquisitions, and for other general corporate purposes.
      The Senior Revolving Credit Facility terminates on September 26, 2011, unless terminated earlier pursuant to the terms of the agreement. Our obligations under the Senior Revolving Credit Facility are secured by substantially all of our assets and the assets of our subsidiaries who are parties to the Senior Revolving Credit Facility as guarantors. Borrowings under the Senior Revolving Credit Facility will bear interest at the higher of the prime rate established by Royal Bank of Canada or 0.50% per annum above the weighted average federal funds rate, subject to quarterly adjustments based on our debt to EBITDA ratio, or our Leverage Ratio, as defined in the Senior Revolving Credit Facility. The Senior Revolving Credit Facility also requires the payment of an unused commitment fee equal to 0.20% per annum, subject to quarterly adjustments in accordance with our Leverage Ratio, ranging from 0.20% to 0.40% on the unused commitment under the Senior Revolving Credit Facility.
      The Senior Revolving Credit Facility requires us to maintain a Leverage Ratio of not greater than 3.5 to 1.0, a senior secured leverage ratio of not greater than 2.0 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. The Senior Revolving Credit Facility also contains certain operating covenants which, among other things, impose certain limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, asset sales, mergers and consolidations, liens, research and development, capital expenditures and other matters customarily addressed in such agreements.
      We expect to increase our Selling, marketing and administrative and our Product development expenses. We anticipate our selling and marketing expenses to increase as we seek to (i) continue to switch long-acting guaifenesin and combination prescription products into OTC sales of Mucinex and Humibid products; (ii) expand the market for long-acting guaifenesin and combination products; (iii) market the new Children’s Mucinex line of products and our newly acquired Delsym products, and (iv) increase our share of the OTC cough, cold, allergy, and sinus markets. Therefore, we intend to increase our consumer advertising spending. We anticipate that our administrative expenses will increase to support our current growth plans, including additional headcount. Our Product development expenses will likely increase as a result of our current plans to (i) complete the ongoing Phase IIb of the clinical development program for erdosteine, (ii) expand the Mucinex product line with OTC and prescription line extensions, (iii) work to modify and extend the life of Delsym; (iv) in-license or acquire specialty pharmaceutical respiratory products and trademarks that may require additional development expenditures to achieve FDA marketing approval. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we pursue our product portfolio expansion initiative.
      We believe that our Senior Revolving Credit Facility and existing cash, coupled with cash flow from operations, will be sufficient to meet our anticipated operating needs for at least the next two years. We will require substantial funds to commercialize our products, launch new products, promote our brands and conduct development, including preclinical testing and clinical trials, of our potential products. We continually evaluate new opportunities for late-stage or currently-marketed complementary product candidates and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us or our stockholders. We could be required to seek funds through arrangements with others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Cash Flows
      Fiscal year ended June 30, 2006 compared to fiscal year ended June 30, 2005. Net cash provided by operating activities was $47.6 million the fiscal year ended June 30, 2006 as compared to $25.8 million for the fiscal year ended June 30, 2005. The increase in net cash provided by operating activities during the fiscal year ended June 30, 2006 was primarily due to the overall growth in our business, which resulted in increased net income, accounts payable and income taxes payable, partially offset by increased accounts receivable and inventories and a decrease in deferred tax assets.
      Net cash used in investing activities was $167.0 million for the fiscal year ended June 30, 2006 compared to $3.8 million for the fiscal year ended June 30, 2005. The increase in net cash used in investing activities was primarily attributable to $122 million paid in June 2006 to purchase the Delsym 12-Hour cough suppressant liquid product line from UCB, as well as $474.9 million reflecting purchases of investments, partially offset by $436.6 million we received from sales of investments during fiscal year 2006. Our long-term investments for the fiscal year ended June 30, 2006 included $1.0 million of restricted cash held as collateral for our letter of credit for our new office building in Chester, New Jersey.
      Net cash provided by financing activities was $129.6 million during the fiscal year ended June 30, 2006, compared to net cash used in financing activities of $40.7 million during the fiscal year ended June 30, 2005. During the fiscal year ended June 30, 2006, net cash provided by financing activities primarily consisted of $107.8 million of net proceeds from the issuance of common stock in our initial public offering and $19.0 million of excess tax benefits from the exercise of nonqualified stock options, as well as $2.8 million of proceeds from the exercise of stock options and warrants to purchase common stock. Net cash used in financing activities during the year ended June 30, 2005 included a dividend payment of $45.0 million, partially offset by $5.4 million of proceeds from the exercise of options and warrants to purchase common stock.
      Fiscal year ended June 30, 2005 compared to fiscal year ended June 30, 2004. Net cash provided by operating activities was $25.8 million for both years ended June 30, 2005 and 2004. Increases in accounts receivable and income taxes payments were offset by a reduction to the deferred tax assets combined with a decrease in net income in fiscal year 2005.
      Net cash used in investing activities was $3.8 million for the fiscal year ended June 30, 2005 compared to $3.8 million of net cash provided in investing activities for the fiscal year ended June 30, 2004. The increase in net cash used in investing activities was primarily for leasehold improvements and information technology equipment installed at our new corporate headquarters located in Chester, New Jersey and the deposit relating to the AlleRxtm transaction. These increases in net cash used were coupled with the non-recurrence of the proceeds from the sale of property, plant and equipment with the sale of our manufacturing facility to Cardinal Health during fiscal year 2004.
      Net cash used by financing activities was $40.7 million during the fiscal year ended June 30, 2005. During the fiscal year ended June 30, 2005, net cash used in financing activities included the $45.0 dividend payment, partially offset by the proceeds from the exercise of options and warrants to purchase common stock. Net cash provided by financing activities was $4.4 million during the fiscal year ended June 30, 2004. During the fiscal year ended June 30, 2004, we received $4.6 million of cash from issuances of the 8% Convertible Notes.

Commitments and Contractual Obligations
      Our major outstanding contractual obligations relate to operating leases, raw material purchase commitments, minimum profit share payments to Cardinal Health under the Cardinal Health 2004 supply agreement, royalty payments on our Mucinex and Humibid products, and payments under consulting agreements with former employees. These contract obligations as of June 30, 2006 are as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating leases(1)	$12,919	$1,915	$2,412	$1,958	$6,634
Purchase obligations(2)	83,584	14,289	31,918	25,618	11,759
Cardinal Health profit share(3)	3,000	3,000	—	—	—
Royalty payments(4)	4,100	550	1,050	1,000	1,500
Consulting payments(5)	257	198	59	—	—

Total	$103,860	$19,952	$35,439	$28,576	$19,893

(1)	Includes the minimum rental payments for our corporate office buildings in Chester, New Jersey, office equipment leases and automobile lease payments for the sales force.

(2)	Consists of commitments to purchase raw materials and finished products.

(3)	Represents minimum profit share commitments to Cardinal Health under the 2004 Supply Agreement.

(4)	Represents minimum royalty payments to CellTech and Cornerstone.

(5)	Includes payments for consulting arrangements primarily for validation projects.
      In October 2005, we entered into a twelve-year operating lease for a new office facility in Chester, New Jersey, which commenced on April 1, 2006. The first three years’ rent is fixed at $816,000 per year and increases to $872,000 in years four through six; $920,000 in years seven through nine; and $1.0 million in years ten through twelve.
      In June 2006, we consummated the acquisition of the Delsym 12-Hour cough suppressant liquid product line from UCB. In addition to the cash purchase price of $122 million, we are committed to pay a 2.5% royalty to UCB on net sales of Delsym for a period of five years for the intellectual property associated with the Delsym product. UCB will continue to own the manufacturing process and will continue to manufacture the Delsym product for us from raw materials to finished goods under a six-year renewable supply agreement. The agreement with UCB also provides for the potential technology transfer to us after five years. Under this agreement, we are committed to pay UCB the manufacturing costs plus a markup, with a contract minimum of $11.8 million in each year. We also entered into a five-year development agreement with UCB for certain product development projects related to Delsym, for which we will pay UCB actual development costs plus a markup.
      In April 2004, we entered into a ten-year supply agreement with Cardinal Health under which Cardinal Health had the exclusive right to manufacture and supply all of our existing and future drug products, unless Cardinal Health was unable to manufacture such products or unable to obtain the means to do so within a reasonable time frame. Under the 2004 Supply Agreement, we were committed to pay Cardinal Health a minimum profit share of $3.0 million each year during the contract years ending March 31, 2006 and 2007. As of June 30, 2006, we exceeded the contract minimum for the contract year ending March 31, 2007.
      On July 31, 2006, we repurchased the Fort Worth, Texas manufacturing assets back from Cardinal Health for approximately $28 million, which eliminated our commitment to pay Cardinal Health any future profit share amounts. In connection with the repurchase, we will record approximately $10 million in the first quarter of fiscal year 2007, which represents non-recurring expenses for items such as termination fees, exit costs and impaired assets. We were also required to make an escrow deposit in the amount of $2.2 million, representing the remaining obligation under industrial leases. In addition, we entered into a packaging agreement with Cardinal Health where, in exchange for a guaranteed amount of packaging capacity, we are committed to pay Cardinal Health non-refundable capacity reservation payments of $3 million in each year during the contract years ending June 30, 2007 and 2008 and $1.5 million for the contract year ending June 30, 2009. In connection with the plant repurchase, we also entered into a three year take-or-pay supply agreement with Cardinal Health for the granulation of guaifenesin. Under this agreement, we will be obligated to purchase or pay for 80% of committed volume at a specified price. The total contracted amount under the granulation agreement is $6.2 million over the three year period between August 1, 2006 and July 31, 2009. We have the ability to use any other vendor with whom we may decide to contract.
      In connection with our repurchase of the Fort Worth, Texas manufacturing assets on July 31, 2006, Cardinal Health assigned us its agreement with its sole supplier of dextromethorphan. During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will be exiting the dextromethorphan manufacturing business. At that time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. Cardinal Health committed to the dextromethorphan supplier to take delivery of the material over the course of three years beginning in September 2004. We provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that we will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the material or (ii) six years from the date of the letter agreement. In January 2006, we agreed to extend this contract to purchase an additional 45 metric tons of dextromethorphan through 2009, which we believe will meet our needs for at least the next four and one-half years. As of June 30, 2006, the remaining commitment for the entire contract was approximately $13.0 million.
      We currently depend on Boehringer Ingelheim and Delta for all the guaifenesin used in our adult Mucinex and Humibid products. We entered into a new supply agreement with Boehringer Ingelheim in July 2006, pursuant to which we have agreed to purchase from Boehringer Ingelheim the lesser of 500 metric tons or 100% of our guaifenesin requirements during each contract year. We can purchase volumes in excess of 500 metric tons during each contract year from other suppliers. In 2005, we received FDA approval to begin using Delta as a supplier of guaifenesin for use in Mucinex SE, and Cardinal Health began using the Delta material in the manufacture of our products in November 2005. In connection with our repurchase of the manufacturing assets in Fort Worth, Texas, Cardinal Health assigned us the contracts related to the manufacture of the adult Mucinex and Humibid products, including the guaifenesin supply arrangements with Delta and Boehringer Ingelheim. We believe that Boehringer Ingelheim and Delta will provide us with sufficient quantities of guaifenesin to meet our manufacturing needs.
      In December 2004, we entered into an agreement with JMED Pharmaceuticals, Inc., or JMED, for the right to assign the AlleRxtm license agreement to Cornerstone and we paid JMED $2.0 million for that right to assign the AlleRxtm license agreement in January 2005. In connection with our license agreement with PD, JMED was granted the right to convert its on-going royalty interest in the AlleRxtm product into our common stock in the event of a public offering or change of control. The assignment of the JMED agreement to Cornerstone provided that JMED had the right to exchange its royalty interest for our common stock, as outlined under the PD license agreement. The valuation of the on-going royalty was scheduled to be performed prior to March 31, 2005. The parties have waived the March 31, 2005 deadline and are currently working toward obtaining a valuation. To the extent that the final appraisal exceeds the $2.0 million previously paid, JMED will have the right to convert such excess into our common stock at $17.00 per share, which represents the price per share in the initial public offering. Upon conversion of JMED’s royalty interest into our common stock, we will become the recipient of future royalties earned under the license agreement. If JMED does not elect to convert the excess royalty interest, if any, into our common stock, JMED will continue to collect royalties under the license agreement, and we will be paid 40% of such royalties up to a maximum of $1.0 million.
      In February 2005, we entered into an agreement with Cornerstone in which we received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRxtm assets from us. Additionally, the parties released each other from all claims and damages in a lawsuit that we filed against Cornerstone in 2004. As part of this arrangement, we are contractually obligated to assume the financial responsibility for the first $1.0 million of returned AlleRxtm product that was sold by us prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1.0 million of Humibid product returns for the same 18-month period. After the 18-month period or the $1.0 million threshold is met, we will have the responsibility for all Humibid product returns whether sold by us or Cornerstone and Cornerstone will bear the same liability for AlleRxtm products. In connection with this agreement, we are obligated to pay to Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005, with an annual minimum royalty payment of $50,000. We have recorded a $3.0 million returns liability in connection with this transaction. During the first quarter of fiscal year 2006, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. We believe we are not liable for these returns under the agreement. However, an obligation to accept such returns would result in an additional charge to pretax earnings of up to $2.6 million.
      In connection with the settlement that we reached with CellTech during April 2004, we agreed to pay to CellTech royalties on sales of our Mucinex products, subject to an annual maximum of $500,000 and an annual minimum of $200,000 until December 31, 2013.
      In May 2005, we entered into an agreement with Edmond, whereby we will develop and commercialize Edmond’s mucoregulator compound erdosteine in the United States. Included in this agreement are various payments due based on the achievement of certain milestones during the development process. In September 2005, we decided to pursue Phase II trials for erdosteine, which triggered a milestone payment due to Edmond of $650,000, which was paid and expensed in the first quarter of fiscal year 2006.
Inflation
      Generally, inflation has not had, and we do not expect it to have, a material impact on Net sales or income from continuing operations. However, there can be no assurance that our business will not be affected by inflation in the future.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
      In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. We plan to adopt FIN 48 on July 1, 2007, as required, and are currently evaluating the impact FIN 48 on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Our exposure to market risk is confined to our Cash and cash equivalents. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and United States treasury notes, with no security with an effective duration in excess of two years, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
      Most of our transactions are conducted in U.S. dollars, although we do have some development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data
      The information required by this item appears on pages F-1 through F-29 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) on reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.
      Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required with respect to directors and executive officers is incorporated herein by reference from the information contained in the definitive proxy statement for our 2006 Annual Meeting of Stockholders, or the “Proxy Statement.” The information with respect to our audit committee financial expert is incorporated herein by reference from the information contained in the section captioned “Audit Committee” of the Proxy Statement.
      We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and employees. Our Code of Business Conduct and Ethics is available in the Investor Relations section of our website at www.adamsrt.com. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website. Stockholders may request a free copy of the Code of Business Conduct and Ethics by writing to us at Adams Respiratory Therapeutics, Inc., 4 Mill Ridge Lane, Chester, New Jersey 07930, Attention: Investor Relations.
      Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 11.	Executive Compensation
      Information about executive compensation appears under “Executive Compensation of Officers” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information about security ownership of certain beneficial owners and management appears under “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans appears under “Equity Compensation Plan Information” in the Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans also appears under “Equity Compensation Plan Information” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
      Information about principal accountant fees and services as well as related pre-approval policies appears under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Annual Report on Form 10-K.
PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules
      (a) Financial Statements and Schedules.

(1) The following consolidated financial statements of the Company and Report of Ernst & Young LLP are included in this report:
      Consolidated financial statement schedules not filed in this Annual Report on Form 10-K have been omitted either because they are not applicable or the required information is shown in Notes to Consolidated Financial Statements in this Annual Report Form 10-K.

(3) Exhibits

The Exhibits listed in the Index of Exhibits appearing at pages 65 to 67 are included in this Annual Report on Form 10-K.
      (b) Exhibits:

See Item 15(a)(3), above.
      (c) Financial Statement Schedules:

See Item 15(a)(2), above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chester, New Jersey on September 28, 2006.

ADAMS RESPIRATORY THERAPEUTICS, INC.

/s/ Michael J. Valentino

By: Michael J. Valentino
Its: Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J. Valentino Michael J. Valentino	Chief Executive Officer and Director (principal executive officer)	September 28, 2006

/s/ David P. Becker David P. Becker	Chief Financial Officer (principal financial and accounting officer)	September 28, 2006

/s/ Kirk K. Calhoun Kirk K. Calhoun	Director	September 28, 2006

/s/ Steven A. Elms Steven A. Elms	Director	September 28, 2006

/s/ Donald J. Liebentritt Donald J. Liebentritt	Director	September 28, 2006

/s/ John N. Lilly John N. Lilly	Director	September 28, 2006

/s/ Joan P. Neuscheler Joan P. Neuscheler	Director	September 28, 2006

/s/ Harold F. Oberkfell Harold F. Oberkfell	Director	September 28, 2006

/s/ William C. Pate William C. Pate	Director	September 28, 2006

EXHIBIT INDEX

Exhibit
Number			Description

2.1		—	Agreement of Merger between Adams Respiratory Therapeutics, Inc. and Adams Merger Sub, Inc. dated June 1, 2005, filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

2.2		—	Product Purchase Agreement, dated May 24, 2006, among UCB, Inc., UCB Manufacturing, Inc., Adams Respiratory Operations Sub, Inc. and Adams Respiratory Therapeutics, Inc., filed on May 31, 2006 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

2	.3†	—	Asset Purchase Agreement, dated July 27, 2006, by and between Cardinal Health PTS, LLC and Adams Respiratory Operations, Inc., filed on August 2, 2006 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

3.1		—	Certificate of Incorporation of Adams Respiratory Therapeutics, Inc., as amended, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and incorporated herein by reference.

3.2		—	Bylaws of Adams Respiratory Therapeutics, Inc., filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

4.1		—	Specimen Stock Certificate of Adams Respiratory Therapeutics, Inc.’s Common Stock, par value $0.01 per share, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

4.2		—	Reference is made to Exhibits 3.1 and 3.2.

4.3		—	Amended and Restated Registration Rights Agreement, dated July 9, 2001, by and between Adams Laboratories, Inc. and certain stockholders, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

4.4		—	Series C Preferred Stock Registration Rights Agreement, dated May 19, 2003, between Adams Laboratories, Inc. and Tullis-Dickerson Capital Focus III, L.P., TD Origen Capital Fund, L.P., TD Lighthouse Capital Fund, L.P., EGI-Fund (02-04) Investors, LLC and Perseus-Soros Biopharmaceutical Fund, LP, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.1		—	Lease Agreement dated April 1, 2004 between Adams Laboratories, Inc. and William J. Adams, Jr. for Adams Respiratory Therapeutics, Inc.’s office in Chester, New Jersey, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.2†	—	Exclusive Distribution Agreement dated April 1, 2004 between Adams Laboratories, Inc. and Cardinal Health PTS, LLC, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.3		—	Commercial Services Agreement dated April 1, 2004 between Cardinal Health PTS, LLC and Adams Laboratories, Inc., filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.4‡	—	1999 Long-Term Incentive Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.5‡	—	Form of Award under the 1999 Long-Term Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.6		—	Adams Respiratory Therapeutics, Inc. Director Compensation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

Exhibit
Number			Description

10.7		—	Form of Awards under Adams Respiratory Therapeutics, Inc. Director Compensation Plan, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.8‡	—	Adams Laboratories, Inc. Retirement Savings Plan, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.9‡	—	Employment Agreement with Michael J. Valentino dated August 7, 2003, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.10‡	—	Income Security Agreement with David P. Becker dated September 22, 2004, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.11‡	—	Income Security Agreement with John Thievon dated September 22, 2004, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.12‡	—	Income Security Agreement with Robert Casale dated September 22, 2004, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.13‡	—	Income Security Agreement with Walter E. Riehemann dated September 22, 2004, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.14‡	—	Income Security Agreement with Helmut H. Albrecht dated October 1, 2004, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.15‡	—	Income Security Agreement with Susan Witham dated October 4, 2004, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.16		—	Form of Indemnity Agreement between Adams Respiratory Therapeutics, Inc. and Directors and Certain Officers, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10.17		—	Lease Agreement, dated October 31, 2005, by and between WR&E — Chester, LLC and Adams Respiratory Therapeutics, Inc., filed on November 3, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10.18		—	Settlement Agreement dated January 14, 2005 by and among Adams Laboratories, Inc., Carolina Pharmaceuticals, Inc. and Cornerstone Biopharma, Inc. , filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.19‡	—	Adams Respiratory Therapeutics, Inc. 2005 Incentive Plan, filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.20‡	—	Amendment to the Adams Respiratory Therapeutics 2005 Incentive Plan, filed on August 28, 2006 as Exhibit 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10	.21‡	—	Amendment to the Adams Laboratories, Inc. 1999 Long-Term Incentive Plan, filed on August 28, 2006 as Exhibit 99.4 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10	.22‡	—	Form of Restricted Stock Award under Adams Respiratory Therapeutics, Inc. 2005 Incentive Plan, filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

Exhibit
Number			Description

10	.23‡	—	Form of Incentive Stock Option Award under Adams Respiratory Therapeutics, Inc. 2005 Incentive Plan, filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.24‡	—	Form of Non-Statutory Stock Option Award under Adams Respiratory Therapeutics, Inc. 2005 Incentive Plan, filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-123585), and incorporated herein by reference.

10	.25‡	—	Form of Non-Statutory Stock Option Award under Adams Respiratory Therapeutics, Inc. 2005 Incentive Plan, filed on August 28, 2006 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10	.26‡	—	Form of Performance-Based Restricted Stock Unit Certificate, filed on August 28, 2006 as Exhibit 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10	.27*	—	Senior Revolving Credit Agreement, dated September 26, 2006, among Adams Respiratory Therapeutics, Inc., the Subsidiary Guarantors named therein, the Initial Lenders named therein, the Issuing Bank named therein and Royal Bank of Canada.

10.28		—	Security Agreement, dated July 11, 2006, from Adams Respiratory Therapeutics and the other Grantors named therein to Royal Bank of Canada, filed on July 17, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10	.29*	—	Security Agreement Supplement, dated September 26, 2006, among Adams Respiratory Products, Inc., Adams Respiratory Operations, Inc., Adams Respiratory Operations Sub, Inc., and Royal Bank of Canada.

14		—	Code of Business Conduct and Ethics, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and incorporated herein by reference.

21*		—	Subsidiaries.

23*		—	Consent of Ernst & Young LLP.

31	.1*	—	Certification of the Chief Executive Officer of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	—	Certification of the Chief Financial Officer of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

‡	Management compensation contract or plan.

Adams Respiratory Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Adams Respiratory Therapeutics, Inc.
      We have audited the accompanying consolidated balance sheets of Adams Respiratory Therapeutics, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adams Respiratory Therapeutics, Inc. at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
August 22, 2006

Adams Respiratory Therapeutics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	June 30,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$34,815	$24,655
Short-term investments	22,223	—
Accounts receivable, net of allowances for doubtful accounts of $54 and $166 at June 30, 2006 and 2005, respectively	19,444	8,531
Inventories, net	10,603	3,107
Prepaid expenses and other assets	4,857	4,727
Income taxes receivable	4,045	4,990
Deferred tax assets	3,659	5,455

Total current assets	99,646	51,465
Property, plant and equipment, net of accumulated depreciation	7,388	1,925
Deferred tax assets	2,545	2,789
Intangible assets, net of accumulated amortization of $1,635 and $799 at June 30, 2006 and 2005, respectively	127,128	5,964
Other assets	15,883	1,697

Total assets	$252,590	$63,840

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$15,189	$6,818
Accrued compensation and related items	5,769	866
Accrued returns, chargebacks, rebates and other sales allowances	5,701	9,947
Other current liabilities	1,648	1,098

Total current liabilities	28,307	18,729
Long-term liabilities:
Deferred gain on sale of plant assets	1,309	1,478
Accrued royalties	701	803

Total liabilities	30,317	21,010

Redeemable convertible preferred stock:
Series A, $0.01 par value:
Authorized shares — 15,000
Issued and outstanding shares — none at June 30, 2006 and 4,307 at June 30, 2005	—	98,705
Series B, $0.01 par value:
Authorized shares — 20,000
Issued and outstanding shares — none at June 30, 2006 and 6,328 at June 30, 2005	—	98,251
Series C, $0.01 par value:
Authorized shares — 15,000
Issued and outstanding shares — none at June 30, 2006 and 4,849 at June 30, 2005	—	119,499

Total redeemable convertible preferred stock	—	316,455

Stockholders’ equity/(deficit):
Preferred stock, $0.01 par value: Authorized shares — 50,000, Issued and outstanding — none	—
Common stock, Class A, $0.01 par value:
Authorized shares — 100,000,
Issued and outstanding shares — 34,874 and 8,737 at June 30, 2006 and 2005, respectively	349	87
Additional paid-in capital	464,877	15,481
Accumulated deficit	(242,842)	(289,193)
Accumulated other comprehensive loss	(111)	—

Total stockholders’ equity/(deficit)	222,273	(273,625)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity/(deficit)	$252,590	$63,840

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Year Ended June 30,

	2006	2005	2004

Net sales	$239,105	$160,210	$61,295
Cost of goods sold	49,358	31,126	11,928

Gross margin	189,747	129,084	49,367

Selling, marketing & administrative	98,998	78,044	23,286
Product development	18,904	7,392	3,181
Other, net	(4,307)	(789)	3,198

	113,595	84,647	29,665

Income before income taxes	76,152	44,437	19,702
Provision/(benefit) for income taxes	29,801	17,438	(16,124)

Net income	46,351	26,999	35,826

Accretion of preferred stock	—	(202,566)	(28,100)
Dividend paid to preferred stockholders	—	(30,033)	—

Net income/(loss) applicable to common stockholders	$46,351	$(205,600)	$7,726

Income/(loss) per common share
Basic	$1.42	$(32.97)	$1.64
Diluted	$1.28	$(32.97)	$0.90
Weighted-average of common shares used in income/(loss) per share calculation
Basic	32,616	6,236	4,699
Diluted	36,349	6,236	8,629
See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity/(Deficit)
(Amounts in thousands)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’
			Paid-In	Accumulated	Comprehensive	Equity/
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance as of June 30, 2003	3,100	$31	$12,152	$(76,352)	—	$(64,169)
Issuance of common stock warrants related to Series C Notes	—	—	811	—	—	811
Issuance of preferred stock, net	—	—	—	—	—	—
Reverse unamortized debt discount upon conversion of Series C preferred stock	—	—	(2,119)	—	—	(2,119)
Stock option compensation expense	—	—	686	—	—	686
Exercise of stock options	22	—	9	—	—	9
Exercise of warrants	2,088	21	38	—	—	59
Accretion of preferred stock	—	—	—	(28,100)	—	(28,100)
Comprehensive and net income	—	—	—	35,826	—	35,826

Balance as of June 30, 2004	5,210	$52	$11,577	$(68,626)	—	$(56,997)
Stock option compensation expense	—	—	477	—	—	477
Exercise of stock options	384	4	1,200	—	—	1,204
Exercise of warrants	3,143	31	1,164	—	—	1,195
Dividend	—	—	—	(45,000)	—	(45,000)
Tax benefit of stock options	—	—	1,063	—	—	1,063
Accretion of preferred stock	—	—	—	(202,566)	—	(202,566)
Comprehensive and net income	—	—	—	26,999	—	26,999

Balance as of June 30, 2005	8,737	$87	$15,481	$(289,193)	—	$(273,625)
Comprehensive income:
Net income	—	—	—	46,351	—	46,351
Unrealized loss on marketable securities, net of tax of $65	—	—	—	—	(111)	(111)

Total comprehensive income						46,240

Stock compensation expense	—	—	4,549	—	—	4,549
Restricted stock units	—	—	255	—	—	255
Exercise of stock options	1,340	14	2,034	—	—	2,048
Exercise of warrants	373	3	714	—	—	717
Tax benefit of stock options	—	—	19,036	—	—	19,036
Conversion of preferred stock	17,534	176	316,279	—	—	316,455
Initial public offering	6,890	69	106,529	—	—	106,598

Balance as of June 30, 2006	34,874	$349	$464,877	$(242,842)	$(111)	$222,273

See Notes to Consolidated Financial Statements which are an integral part of these statement.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended June 30,

	2006	2005	2004

Operating Activities
Net income	$46,351	$26,999	$35,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,259	978	1,043
Stock compensation expense	4,804	477	686
Non-cash interest capitalized in note principal	—	—	969
Non-cash interest on convertible notes payable	—	—	1,406
Write off of intangible assets	—	900	205
Litigation settlement	—	—	(2,000)
Loss/(gain) on disposal of property, plant and equipment	926	9	(78)
Loss on lease, net of sublease income	631	—	—
Deferred tax assets	2,040	8,549	(16,793)
Changes in operating assets and liabilities:
Accounts receivable	(10,913)	(4,357)	(1,541)
Inventories	(7,496)	(591)	(656)
Prepaid expenses and other current assets	(130)	(3,544)	(1,339)
Other assets	—	—	265
Accounts payable	8,371	2,253	2,319
Income taxes payable (receivable)	945	(4,195)	269
Accrued expenses	828	(1,679)	5,172

Net cash provided by operating activities	47,616	25,799	25,753
Investing Activities
Purchases of property, plant and equipment	(6,812)	(1,731)	(530)
Proceeds from disposal of property, plant and equipment	—	33	5,580
Purchases of investments and increase in restricted cash	(474,861)	—	—
Proceeds from sales of investments	436,644	—	—
Purchases of intangible assets	(122,000)	(2,100)	(1,250)

Net cash (used in)/provided by investing activities	(167,029)	(3,798)	3,800
Financing Activities
Payments on equipment loan and line of credit	—	—	(271)
Proceeds from issuance of convertible notes payable and bridge loan	—	—	4,636
Proceeds from exercise of warrants	717	4,233	59
Proceeds from exercise of stock options	2,048	1,204	9
Excess tax benefit from exercise of stock options	19,036	—	—
Proceeds from issuance of common stock	107,772	—	—
Payments of initial public offering costs	—	(1,174)	—
Dividend payments	—	(45,000)	—

Net cash provided by/(used in) financing activities	129,573	(40,737)	4,433
Net increase/(decrease) in Cash and cash equivalents	10,160	(18,736)	33,986
Cash and cash equivalents at beginning of year	24,655	43,391	9,405

Cash and cash equivalents at end of year	$34,815	$24,655	$43,391

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$917
Cash paid during the year for income taxes	$10,732	$13,084	$400
See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
      Adams Respiratory Therapeutics, Inc., a Delaware corporation (“the Company”), is a specialty pharmaceutical company focused on the late-stage development, commercialization and marketing of over-the-counter (“OTC”) and prescription pharmaceuticals for the treatment of respiratory disorders. As of the fiscal year ended June 30, 2006, the Company marketed three OTC products under its Mucinex brand, one under its Humibid brand and two under its Delsym brand. In August 2006, the Company also began to market four products under the Children’s Mucinex product line. The Company’s corporate offices are located in Chester, New Jersey.

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

Use of Estimates
      The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require the use of judgments and estimates by management that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Derivative Financial Instruments
      The Company holds no derivative financial instruments and does not currently engage in hedging activities.

Cash Equivalents
      The Company considers all highly liquid investments with a maturity date of three months or less at the date of acquisition to be cash equivalents.

Investments
      Investments are comprised of marketable securities consisting primarily of certificates of deposit, U.S. federal, state and municipal government obligations, corporate bonds and mutual funds. Investments with maturities of less than one year from the balance sheet date but original maturities greater than three months are classified as Short-term investments. Long-term investments have maturities greater than one year from the balance sheet date and are classified within Other assets on the Consolidated Balance Sheet.
      In June 2006, due to the utilization of $122,000 in connection with the purchase of Delsym and the planned reacquisition of the manufacturing assets in Fort Worth, Texas from Cardinal Health PTS, LLC (“Cardinal Health”), the Company reclassified all of its remaining investments from held-to-maturity to available-for-sale, in accordance with Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Previously, the Company classified its

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
investments as held-to-maturity, recorded them at amortized cost and adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization, along with any interest earned on the securities, was recorded as interest income. After changing the investment classification, the Company’s available-for-sale securities are reported at fair market value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive loss within the equity section of the Consolidated Balance Sheet.
      The following table summarizes the Company’s investments as of June 30, 2006, all of which are federal or state government and agency securities. The Company did not have any investments as of June 30, 2005.

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

U.S. state agency bonds	$12,282	—	$13	$12,269
U.S. federal government bonds	25,000	—	163	24,837

Total investments	$37,282	—	$176	$37,106

      The contractual maturities of the above marketable debt securities as of June 30, 2006 are as follows:

		Estimated Fair
	Amortized Cost	Value

Due in one year or less	$22,282	$22,223
Due after one year through two years	15,000	14,883

Total investments	$37,282	$37,106

      The Company did not realize any gains or losses on its investments during the fiscal year ended June 30, 2006, as all investments were sold at their maturity dates, yielding face value. Any gains or losses to be recognized by the Company upon the sale of a marketable security are specifically identified by investment.

Accounts Receivable
      Accounts receivable are generally billed on a net 30-day basis with a 2% discount if paid within 30 days. Occasionally, the Company provides extended payment terms and greater discounts to its customers to ensure adequate distribution quantities of its products. The Company maintains a reserve for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the reserve, the Company considers historical experience with write-offs, specific customer risks and the level of past-due accounts. The provision for doubtful accounts is included in Selling, marketing and administrative expenses. Reserves for cash discounts and trade promotional programs that are expected to be deducted from the payments from the Company’s customers are recorded as a reduction to sales when the revenue is recorded. Reserves for cash discounts were $495 and $170 as of June 30, 2006 and 2005, respectively. Reserves for trade promotions were $2,796 and $2,108 as of June 30, 2006 and 2005, respectively. See Schedule II to these consolidated financial statements for detailed information relating to the Company’s valuation allowances for Accounts receivable.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

Inventories
      Inventories are stated at the lower of first-in, first-out, cost or market. The composition of inventories is as follows:

	June 30,

	2006	2005

Finished goods	$10,627	$3,136
Less: reserve for obsolescence	(24)	(29)

	$10,603	$3,107

      In April 2004, the Company sold substantially all of its manufacturing assets located in Fort Worth, Texas to Cardinal Health and simultaneously entered into a ten-year supply agreement (“the 2004 Supply Agreement”). As a result of the sale and related 2004 Supply Agreement, the Company no longer manufactured products and only carried finished goods in inventory during the years ended June 30, 2006 and 2005. See Note 11 describing the Company’s repurchase of the manufacturing assets on July 31, 2006.

Property, Plant and Equipment

	June 30,

	2006	2005

Property, plant and equipment:
Machinery and equipment	$390	$386
Leasehold improvements	2,360	830
Furniture and fixtures	3,034	1,176
Construction in progress	2,311	—

	8,095	2,392
Less: accumulated depreciation	(707)	(467)

	$7,388	$1,925

      Property, plant and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred; betterments that materially prolong the lives of assets are capitalized. Depreciation expense was $423, $279 and $716 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Intangible Assets

Delsym Trademark
      In June 2006, the Company paid $122,000 to purchase the Delsym 12-Hour cough suppressant liquid product line from UCB, Inc.(“UCB”). In addition, the Company will pay a 2.5% royalty to UCB over the next five years for the intellectual property associated with the Delsym product. UCB will continue to own the manufacturing process and will continue to manufacture the Delsym product for the Company from raw materials to finished goods under a six-year renewable supply agreement. The agreement with UCB also provides for the potential technology transfer to the Company after five years. In connection with this transaction, the Company recorded an asset of $122,000. Delsym was originally launched in the

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
United States in December 1982. Since competitors have not been able to replicate the manufacturing process for this product and introduce competing products to the market, this asset was deemed to have an indefinite life and thus is not being amortized. This intangible asset will be reviewed for impairment at least annually.

Amortizable Intangible Assets
      The Company’s amortizable intangible assets are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful life of the asset, which is generally between five and fifteen years.
      Impairment of intangibles and other assets is reviewed quarterly or when events and circumstances warrant an earlier review in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment is determined when estimated future undiscounted cash flows associated with an intangible asset are less than the asset’s carrying value. The Company has determined that all of its intangible assets, with the exception of the newly acquired Delsym trademark discussed above, have finite lives and, therefore, is amortizing these assets over their useful lives. If, in the future, such assets are considered to be impaired, the impairment recognized will be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets on a discounted cash flow basis.
      During fiscal year 2004, the Company paid $1,250 to enter into a development and license agreement with Pharmaceuticals Design L.L.C. (“PD”), for the rights to market respiratory products in patent-protected packaging configurations. In July 2005, the Company decided not to go forward with the development and license agreement with PD. To terminate this agreement, the Company paid PD $500,000, which was expensed to Selling, marketing and administrative expenses in July 2005. In addition, the Company wrote off the related intangible asset with a net book value of $900 to Selling, marketing and administrative expenses as of June 30, 2005.
      In December 2004, the Company entered into a license transfer agreement with JMED Pharmaceuticals, Inc. (“JMED”), an affiliate of PD, for the ability to transfer the AlleRxtm license to Cornerstone Biopharma Inc. (“Cornerstone”). The Company paid JMED $2,000 in January 2005 towards the acquisition of this license, which is being amortized over five years. Upon completion of a valuation of the future royalties under the license transfer agreement, JMED will have the right to either (i) convert the valuation amount in excess of the $2,000, if any, into the Company’s common stock at the initial public offering price, in which case, the Company will become entitled to future AlleRxtm royalties or (ii) JMED will continue to receive the future AlleRxtm royalties and JMED will pay the Company 40% of future royalties up to a maximum of $1,000.
      In connection with the AlleRxtm license transfer agreement with JMED, in February 2005, the Company entered into an agreement with Cornerstone, in which it received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRxtm trademarks from the Company. Additionally, the parties released each other from all claims and damages in a lawsuit that the Company filed in 2004. As part of this arrangement, the Company is contractually obligated to assume the financial responsibility for the first $1,000 of returned AlleRxtm product, which was sold by the Company prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1,000 of Humibid product returns for the same 18-month period. After the $1,000 threshold is met, the Company will have the responsibility for all Humibid product returns, whether sold by it or Cornerstone, and Cornerstone will bear the same liability for AlleRxtm products. In connection with this agreement, the Company is obligated to pay to Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years that began on February 15, 2005 with an annual minimum royalty payment of $50.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
      The Company recorded a $3,000 intangible asset, which represents the fair value of the Humibid trademark and a corresponding $3,000 liability that the Company assumed in the transaction. The liability assumed represents the assumed returns liability in excess of the $1,000 threshold in this transaction. This asset is being amortized over its remaining estimated useful life of 15 years. The remaining portion of the $3,000 liability is recorded in Accrued returns, chargebacks, rebates and other sales allowances. As of June 30, 2006, the first $1,000 of Humibid inventory has been returned and was recorded in Prepaid expenses and other assets as a receivable due from Cornerstone.
      In April 2004, the Company entered into a royalty-bearing license agreement with Celltech Pharmaceuticals, Inc. As part of this agreement, the Company recorded a liability, and a related asset of approximately $1,270, which represented the present value of the minimum amount due under the license agreement. The other asset is amortized as additional royalty expense over the ten-year term of the license agreement. See Note 7 for further discussion of this agreement.
      The Company wrote off its trade name asset in the amount of $205 in fiscal year 2004 in conjunction with its decision to do business under the name of Adams Respiratory Therapeutics. This expense is reflected in Selling, marketing and administrative expenses on the Consolidated Statement of Operations.
      Amortization expense was $836, $699 and $531 for fiscal years 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense for the next five years and thereafter with regard to the Company’s trade names and license agreements is:

Fiscal 2007	$836
Fiscal 2008	836
Fiscal 2009	807
Fiscal 2010	316
Fiscal 2011	316
Thereafter	2,017

$5,128

Other Assets
      Included in Other assets as of June 30, 2006 was $14,883 of long-term investments and a certificate of deposit of $1,000, which represents restricted cash held as collateral for the Company’s letter of credit for its new office facility in Chester, New Jersey.
      As of June 30, 2005, there were $1,697 of deferred offering costs included in Other assets. These costs are specific incremental costs directly attributable to the Company’s initial public offering and were applied against the proceeds of the offering.

Income Taxes
      Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. In assessing the reliability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment and estimates. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
deductible. The Company considers its history of losses, scheduled reversal of deferred tax assets and liabilities and projected future taxable income over the periods in which the deferred tax items are deductible. Internal Revenue Code Sections 382 and 383 contain provisions that may limit the net operating loss carryforward (“NOL”), available to be used in any given year.

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
      Factors that are considered in the estimates of future product returns include an estimate of the amount of product in the trade channel, competitive products, the remaining time to expiration of the product, and the historical rate of returns. As of June 30, 2006 and 2005, allowances for sales returns of $3,150 and $5,884, respectively, were included within Accrued returns, chargebacks, rebates and other.
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
      The provision for chargebacks represents the amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by its wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback estimates take into consideration the current average chargeback rates by product and estimates wholesaler inventory levels. The Company continually monitors its assumptions, giving consideration to current pricing trends and estimated wholesaler inventory levels and makes adjustments to these estimates when it believes that the actual chargeback amounts payable in the future will differ from its original estimate. As of June 30, 2006 and 2005, reserves for chargebacks of $941 and $2,473, respectively, were included within Accrued returns, chargebacks, rebates and other. At June 30, 2006, the Company’s chargeback liability did not increase in proportion to the increase in sales activity. The Company believes that its increase in sales volume has not been attributed to government purchases, but rather is a result of retail consumer demand, largely driven by the Company’s consumer advertising campaign. Therefore, chargebacks have become a lower percentage of the Company’s total sales during the year ended June 30, 2006.
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

Cardinal Health Profit Share Arrangement
      On April 1, 2004, the Company sold substantially all of its manufacturing assets located in Fort Worth, Texas to Cardinal Health. In connection with the sale, the Company entered into the 2004 Supply Agreement with Cardinal Health, whereby Cardinal Health manufactured substantially all of the Company’s products. Under the 2004 Supply Agreement, Cardinal Health was required to segregate direct manufacturing costs from indirect manufacturing costs, as defined in the 2004 Supply Agreement. As finished goods were completed and shipped to a Company-designated warehouse, Cardinal Health billed the Company for the actual direct manufacturing costs incurred plus a mark-up. The mark-up was strictly provided for interim billing and cash flow purposes and the final amount payable to Cardinal Health was calculated at the end of each contract year (March 31st) under a profit sharing formula. The amount that was subject to the profit sharing was calculated as net sales, as defined in the 2004 Supply Agreement, less the actual manufacturing cost of the goods sold during the contract year less freight and other logistics costs. The resulting gross profit was subject to profit sharing rates that declined as the total value of gross profit increased. At the end of the contract year, a reconciliation was completed and a billing adjustment was made to the extent that the actual calculated profit share was greater or lower than the total mark-up paid to Cardinal Health during the contract year. A true-up of the actual profit share amounts earned was compared to payments made to Cardinal Health at each March 31. The Company also made estimates of the profit share amount earned by Cardinal Health at each balance sheet date and compared that to the payments made to Cardinal Health. The Company recorded a receivable or payable for the difference. At June 30, 2006, the Company had a receivable of $424 as a result of a mark-up billed by Cardinal Health exceeding the estimated March 31, 2007 contract year actual profit share amount, which is included in Prepaid expenses and other assets.
      The accounting policy with regard to the arrangement with Cardinal Health was to record the actual direct manufacturing cost and estimated profit share as inventory. Each month as such product was sold, the actual direct manufacturing cost plus the estimate of the profit share amount earned by Cardinal Health was charged to cost of sales. The estimated profit share amount considered for each contract year (i) the Company’s projected net product sales and gross profit, (ii) the projected profit share and (iii) the contractual minimum profit share amount.
      See Note 11 for a description of the Company’s repurchase of the Fort Worth, Texas manufacturing assets from Cardinal Health on July 31, 2006.

Advertising
      Costs associated with television and radio advertising are expensed in the period the advertising airs and are included in Selling, marketing and administrative expenses. Total advertising expense was $37,652, $32,043 and $1,744 for the years ended June 30, 2006, 2005 and 2004, respectively. At June 30, 2006 and 2005, the Company had no prepaid advertising expense relating to advance payments for commercials that have not yet aired.

Shipping and Handling Costs
      The Company classifies shipping and handling costs within its Selling, marketing and administrative expenses. Shipping and handling costs were $7,604, $3,905 and $1,038 for the years ended June 30, 2006,

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
2005 and 2004, respectively. For periods after April 1, 2004, shipping and handling costs include distribution fees related to the Cardinal Health distribution services agreement.

Accrued Compensation and Related Items
      In June 2005, the Company’s board of directors approved, and the Company paid, bonuses to certain employees totaling approximately $6,900, which included a board-approved additional discretionary performance bonus of $4,100. As of June 30, 2006, the balance of Accrued compensation and related items primarily consisted of a bonus accrual relating to fiscal year 2006. Also included within Accrued compensation and related items as of June 30, 2006 and 2005 are accrued commissions, vacation, severance, and the Company-paid match under its 401(k) benefit plan.

Product Development
      Product development expenses have historically consisted of formulation and analytical development work with existing and well-established drugs and pharmaceutical ingredients. These products required development of scale-up manufacturing, stability data and human pharmacokinetic studies to establish bioavailability and bioequivalence data for our products versus Food and Drug Administration (“FDA”) reference drugs, as well as the preparation and filing of NDAs.
      Generally, the Company’s formulation, chemistry and analytical manufacturing controls and stability work has been performed utilizing the Company’s own employees and since April 2004, in cooperation with Cardinal Health. Product development expenses include salary and benefits, raw materials and supplies, facilities, depreciation, and other allocated expenses associated with the performance of the above work and functions. The associated pharmacokinetic studies, clinical trials and certain support functions in preparing protocols, reports and other regulatory documents are performed by scientific consultants and third party contract research organizations and are also included within Product development expenses.
      Recently, the Company has undertaken development of a prescription product through license of the product from Edmond Pharma, SRL (erdosteine) for symptomatic treatment of respiratory disorders, bronchitis and COPD. The program is currently in late phase IIb human trials. The associated costs of the erdosteine NDA program are performed primarily by scientific consultants and third party contract research organizations and are also included within Product development expenses.

Accretion of Preferred Stock
      Prior to the conversion to common stock upon the closing of the Company’s initial public offering in July 2005, the Company adjusted the carrying value of its Series A redeemable convertible preferred stock, its Series B redeemable convertible preferred stock and its Series C redeemable convertible preferred stock to redemption value. For Series A and Series B preferred stock, redemption value equaled fair value. For Series C preferred stock, redemption value equaled the greater of 200% of the amounts invested or fair value. All classes of preferred stock were redeemable at the option of the holder on specified dates. Accretion of preferred stock was recorded as a reduction of Net income/(loss) applicable to common stockholders. There was no preferred stock outstanding as of June 30, 2006.

Accounting for Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 123(R), Share-Based Payment, to expand and clarify SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
value of all share-based payments granted to employees. Effective July 1, 2005, the Company adopted SFAS No. 123(R) and elected the prospective method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123. As a result, the adoption of SFAS No. 123(R) did not have a material impact on its operations, financial position or cash flows. The Company uses the graded-vesting methodology to record the stock-based compensation expense over the vesting period, which generally ranges from three to five years. This methodology results in a greater amount of expense recognized towards the beginning of the vesting period as opposed to the straight-line method. Because subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
      Prior to fiscal year 2006, the Company accounted for its stock-based compensation using the minimum value method as permitted for nonpublic companies under SFAS No. 123. However, since filing its initial registration statement on March 25, 2005, the Company is no longer considered “nonpublic” and must consider a volatility assumption in the calculation of fair value. Because the Company does not have much history as a public company to support its estimate of future volatility, a combination of peer companies in its industry with similar business cycles is used. This volatility assumption is used on options granted after March 25, 2005. The addition of this assumption materially increased the fair value of subsequent option grants.

Other, net
      For the fiscal years ended June 30, 2006 and 2005, Other, net primarily consisted of interest income of $5,677 and $890, respectively. The interest income during fiscal year 2006 was partially offset by a one-time pretax loss of $1,557 recorded in connection with the move of the Company’s corporate headquarters in Chester, New Jersey, which was comprised of $926 associated with the write-off of leasehold improvements and fixtures not moved to the new facility and $631 representing the present value of the cash flows associated with abandoned lease, adjusted for expected sublease income. For the fiscal year ended June 30, 2004, Other, net primarily consisted of interest expense of $3,403, primarily associated with the Company’s 8% Convertible Secured Promissory Notes due in 2005, which were converted into Series C preferred stock on June 30, 2004, partially offset by interest income of $205.

Income/(Loss) per Common Share
      Basic net income/(loss) per common share, or Basic EPS, is computed by dividing Net income/(loss) applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted Net income/(loss) per common share (“Diluted EPS”) is computed by dividing Net income/(loss) applicable to common stockholders by the weighted-average number of common shares outstanding, plus potential dilutive common shares.

Recently Issued Accounting Pronouncements
      In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company will adopt FIN 48 on July 1, 2007, as required, and is currently evaluating the impact of FIN 48 on its financial statements.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

2.	Benefit Plan
      The Company provides a 401(k) benefit plan (“the Plan”), covering substantially all employees. Under the Plan, employees are eligible to participate in the Plan upon attaining the age of 21 and completing six months of service and can contribute up to 80% of their compensation each year subject to certain Internal Revenue Code limitations. The Company did not make any matching contributions in fiscal year 2004. The board of directors approved a match on employee contributions made during calendar year 2005, contingent upon an established sales threshold for the fiscal year ending during that calendar year. The match is on employee contributions made during a calendar year. During the third fiscal quarter of 2006, a match of $101 was paid on deferrals from January 1, 2005 to December 31, 2005, which included $61 accrued from January 1, 2005 to June 30, 2005. For the fiscal year ended June 30, 2006, $190 was accrued on employee deferrals, primarily in Selling, marketing and administrative expenses.

3.	Convertible Notes Payable
      In July and August 2003, the Company issued, for cash, $4,636 of Series C Convertible Secured Notes (“Series C Notes”). In May and June 2003, the Company issued, for cash, $11,286 of Series C Notes. The Series C Notes were offered to all stockholders of the Company through a rights offering that concluded in August 2003. Between November 2002 and January 2003, the Company issued, for cash, $5,000 of Convertible Bridge Notes (“Bridge Notes”). In connection with the issuance of Series C Notes, the Bridge Notes, along with $213 of accrued interest, were converted into $5,213 of Series C Notes. In June 2004, all outstanding Series C Notes and accrued interest were converted into 4,849,047 shares of the Series C preferred stock at a conversion price of $4.56 per share. See Note 4.
      In connection with the Bridge Notes issued during fiscal year 2003, the Company issued 331,256 warrants to purchase the Company’s common stock at $0.03 per share. In connection with the Series C Notes, the Company issued 1,016,916 and 3,619,579 warrants in fiscal years 2004 and 2003, respectively, to purchase the Company’s common stock at an exercise price of $0.03 per share.
      Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the Company is required to value the warrants and beneficial conversion feature (“BCF”), separately from the notes. The value assigned to the warrants and BCF is initially recorded as a discount (debt discount) to the face value of the notes and an offsetting increase to additional paid-in capital. The debt discount is amortized to interest expense (a noncash expense) over the life of the notes under the effective interest method. The following table provides a reconciliation of the Series C Notes, warrants and BCF, and accrued interest from their issuance during the fiscal year ended June 30, 2003 until the Series C Notes, in their entirety, were converted to Series C preferred stock on June 30, 2004:

Series C Notes

Balance of Notes as of June 30, 2003	13,785
Proceeds from Note Issuance in fiscal year 2004	4,636
Less value assigned to warrants and BCF	(811)
Amortization of debt discount (interest expense)	1,406

Subtotal	19,016
Accrued interest	969
Unamortized discount	2,119
Conversion of Notes to Series C	(22,104)

Ending balance of Notes as of June 30, 2004	$—

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
      Upon conversion of Series C Notes to Series C preferred stock in June 2004, the remaining unamortized debt discount of $2,119 resulting from the value of the warrants and BCF was recorded as a reduction to Additional paid-in capital.

4.	Redeemable Convertible Preferred Stock
      In connection with the Company’s initial public offering in July 2005, all redeemable convertible preferred stock was converted into shares of common stock.
      In June 2004, the Series C Notes were converted into 4,849,047 shares of Series C preferred stock at a share price of $4.56. Each share of Series C preferred stock was entitled to that number of votes equal to the number of shares of common stock issuable upon conversion of the Series C preferred stock.
      Holders of Series C preferred stock were entitled to a liquidation preference (“Liquidation Value”) that is senior to the Series A and B Liquidation Values. The Series C Liquidation Value is equal to 200% of the amount invested in Series C preferred stock.
      In July 2001, the Company issued 4,990,786 shares of Series B preferred stock at a purchase price of $4.56 per share. In connection with the Series B financing, the Company issued warrants to purchase 764,522 shares of Series B preferred stock at an exercise price of $4.56 per share. Additionally, during July 2001, the Company converted $3,057 of convertible notes payable and accrued interest, then outstanding, into 670,567 shares of Series B preferred stock and issued warrants to purchase 167,641 shares of Series B preferred stock at an exercise price of $4.56 per share.
      The following amounts were outstanding for each series of redeemable convertible preferred stock through June 30, 2006:

	Series A	Series B	Series C

Balance at June 30, 2003	32,639	28,008	—
Issued, net of issuance costs	—	—	22,104
Adjustment to fair value	(6,584)	(2,585)	36,679
Accretion of issuance costs	206	384	—

Balance at June 30, 2004	26,261	25,807	58,783

Exercise of warrants	—	3,038	—
Adjustment to fair value	72,444	69,406	60,716

Balance at June 30, 2005	98,705	98,251	119,499

Conversion to common stock	(98,705)	(98,251)	(119,499)

Balance at June 30, 2006	$—	$—	$—

5.	Stockholders’ Equity (Deficit)

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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

Secondary Offering
      In December 2005, the Company completed a secondary offering of 5,660,890 shares of its common stock. All of the shares were sold by selling stockholders. The Company did not sell any shares in, or receive any proceeds from, the secondary offering. The Company paid approximately $700 of legal, printing, audit and other costs related to the secondary offering, which is included in Selling, marketing and administrative expense.

Stock Compensation Plan
      In March 2005, the Company’s board of directors adopted, and in May 2005 the stockholders adopted, the 2005 Incentive Plan. Under the terms of the 2005 Incentive Plan, employees, directors and others designated by the Company’s board of directors may be granted awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance awards, restricted stock, stock units, dividend equivalents or other stock-based awards at the discretion of the compensation committee of the Company’s board of directors. The Company reserved 2,737,802 shares for issuance under the 2005 Incentive Plan. As of June 30, 2006, 1,782,849 shares were available for issuance. Prior to the Company’s initial public offering, the Company issued awards under the 1999 Long-Term Incentive Plan, which had similar features to the 2005 Incentive Plan. The Company’s board of directors decided not to grant any additional awards pursuant to this plan after completion of the Company’s initial public offering.
      The 2005 Incentive Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the authority to designate participants, determine the type or types of awards to be granted to each participant and the number, terms and conditions of award. Options granted are subject to a vesting term, generally over three to five years from the grant date. Options are granted for a fixed number of shares with an exercise price equal to the NASDAQ Stock Market closing price at the date of grant. New shares are issued upon exercise of the stock options.
      The Company currently accounts for its stock-based compensation in accordance with the provisions of SFAS No. 123(R). Prior to filing its initial registration statement on March 25, 2005, the Company calculated its stock-based compensation using the minimum value method, which did not include a volatility assumption in the calculation of fair value, as permitted for nonpublic companies under SFAS 123. Because the Company does not have sufficient history as a public company to support its estimate of future volatility, the historical volatility of a combination of peer companies of similar nature and size are used to calculate the volatility assumption for fiscal year 2006. The addition of the volatility assumption significantly increased the stock compensation expense in fiscal year 2006, as compared to fiscal years 2005 and 2004. The stock compensation expense is expected to further increase in fiscal year 2007, driven by the increase in the price of the Company’s common stock.
      In estimating the expected life of the options, the Company considered the vesting period of the grants, historical exercise patterns, the expected volatility of the stock, the lockup periods related to the public offerings, and employees’ ages and years of service. The Company reduced the expected life of the options from six years for fiscal year 2005 and prior to approximately five years for those grants in fiscal year 2006 subsequent to the initial public offering. The Company assumed that options would be exercised sooner, because there is now a market for the stock and the increased stock volatility is expected to result in increased exercise activity in future periods when the lock-up periods expire.
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
      The Company recorded stock compensation expense of $4,804, $477 and $686 for the years ended June 30, 2006, 2005 and 2004, respectively, primarily in Selling, marketing and administrative expenses. The tax benefit recognized on the stock compensation expense for the year ended June 30, 2006 was $533 and related to the nonqualified stock options granted during the period and disqualifying dispositions upon the exercise of incentive stock options. Compensation cost not yet recognized as of June 30, 2006 was $6,468 and is expected to be recognized over the next weighted average of 1.8 years.
      The following weighted-average assumptions were used in the calculation of fair value of options granted in the respective periods:

	Year Ended June 30,

	2006	2005	2004

Expected life of the option (in years)	5	6	6
Risk-free interest rate	4.1%	3.4%	3.4%
Volatility	65.3%	0%	0%
Expected dividend yield	0%	0%	0%
Weighted-average fair value of stock options granted	$11.84	$1.14	$0.14
      A summary of the Company’s stock option activity and related information is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price

	(Shares in thousands)
Options outstanding at June 30, 2003	1,297	$4.27
Granted	2,082	0.71
Canceled	(133)	3.68
Exercised	(22)	0.40

Options outstanding at June 30, 2004	3,224	1.23
Granted	486	6.56
Canceled	(79)	2.26
Exercised	(384)	3.16

Options outstanding at June 30, 2005	3,247	1.68
Granted	955	20.74
Canceled	(26)	11.15
Exercised	(1,338)	1.53

Options outstanding at June 30, 2006	2,838	$8.08

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
      The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding				Options Exercisable

		Weighted-				Weighted-
		Average				Average
		Years	Weighted-			Years	Weighted-
		Remaining	Average			Remaining	Average
		on	Exercise	Aggregate		on	Exercise	Aggregate
	Number	Contractual	Price per	Intrinsic	Number	Contractual	Price	Intrinsic
Ranges of Exercise Prices	Outstanding	Life	Option	Value	Exercisable	Life	per Option	Value

	(Shares in thousands)
$0.40	1,163	7.0	$0.40	$51,405	739	6.9	$0.40	$32,676
$1.42 - $2.22	340	7.7	1.59	14,647	37	7.8	1.84	1,569
$3.02 - $4.56	125	7.7	3.16	5,195	17	4.3	3.99	706
$5.01 - $5.70	172	8.3	5.02	6,795	5	7.0	5.39	202
$11.40	95	8.6	11.40	3,149	8	8.6	11.40	257
$17.00	783	9.1	17.00	21,619	9	9.1	17.00	245
$28.50 - $48.00	160	9.5	39.10	992	1	9.2	34.11	9

	2,838			$103,802	816			$35,664

      The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing price of $44.62 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during fiscal year 2006 was $53,260.
      The weighted-average grant date fair value per option for the following groups of options as of June 30, 2006 was:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value per Option

	(Shares in thousands)
Nonvested options at June 30, 2005	1,631	$0.42
Nonvested options at June 30, 2006	2,022	5.72
Vested during the year ended June 30, 2006	581	0.52
Granted during the year ended June 30, 2006	955	11.84
Forfeited during the year ended June 30, 2006	26	4.50
      During fiscal year 2006, 8,375 restricted stock units were granted to certain of the Company’s board members at a weighted-average fair value of $30.45. During the period, 491 restricted stock units with a fair value of $17.00 were forfeited upon retirement of a board member. The restricted stock units vest in full at the first annual stockholders’ meeting following the date of grant. Upon vesting, the restricted stock units will automatically convert into deferred stock units, which will not be converted into the Company’s common stock until six months following a director’s termination of board service. The fair value of the restricted stock units is determined by using the grant date closing market price of the Company’s common stock. Stock compensation expense included $255 of expense associated with the restricted stock units for fiscal year ended June 30, 2006.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

Warrants
      At June 30, 2006 and 2005, the Company had the following outstanding warrants to purchase common stock:

As of June 30,

2006		2005

Outstanding	Exercise	Outstanding	Exercise
Warrants	Price	Warrants	Price

1,020	$0.03	3,711	$0.03
—	$4.13	133,986	$4.13
324	$4.56	265,768	$4.56

1,344		403,465

      In connection with the Company’s initial public offering in July 2005, all outstanding Series B preferred warrants with an exercise price of $4.56 were converted into common stock warrants.

6.	Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      The net deferred tax assets relate primarily to sales returns and allowances and nonqualified stock options. Prior to fiscal year 2004, it could not be determined that it was more likely than not the deferred tax assets would be realized due to the lack of a history of earnings. As a result, an offsetting valuation allowance was recorded in the amount of the entire deferred tax asset balance. During fiscal year 2004, the Company utilized a portion of its NOLs. Given this utilization, as well as projections for taxable income for the fiscal year ended June 30, 2005, the entire valuation allowance was reversed as of June 30, 2004. NOLs approximated $2,256 at June 30, 2006 and will expire in fiscal year 2012. The Company also had research credits of $200 at June 30, 2006, which will expire between 2020 and 2022. The NOLs and research credits are subject to limitations under Internal Revenue Code Sections 382 and 383, which contain provisions that limit the NOLs and research credits available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest.
      The provision/(benefit) for income taxes consists of the following:

	June 30,

	2006	2005	2004

Current provision:
Federal	$25,450	$6,743	$519
State	2,248	2,146	150
Deferred:
Federal	1,457	7,767	(15,014)
State	646	782	(1,779)

Total provision/(benefit)	$29,801	$17,438	$(16,124)

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
      A reconciliation of the provision/(benefit) based on the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	June 30,

	2006	2005	2004

Provision at Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.6	4.3	(5.4)
Research credit	(0.1)	(0.4)	(0.7)
Change in valuation allowance	—	—	(113.8)
Debt discount	—	—	2.0
Incentive stock options	1.4	0.3	0.7
Other	0.2	—	0.4

Effective tax rate	39.1%	39.2%	(81.8)%

      The significant components of the net deferred tax assets are as follows:

	June 30,

	2006	2005

Deferred tax assets — current:
Net operating loss carryforwards	$151	$1,733
Sales returns and allowances	2,971	3,782
Research credit	200	—
Other	337	(60)

Total deferred tax assets — current	3,659	5,455

Deferred tax assets — non-current:
Net operating loss carryforwards	639	595
Deferred gain on sale of plant assets	491	606
Research credit	—	341
Nonqualified stock options	1,292	882
Humibid returns	400	1,230
Intangibles	(623)	(1,199)
Other	346	334

Total deferred tax assets — non-current	2,545	2,789

Total net deferred tax assets	$6,204	$8,244

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

7.	Income/(Loss) per Common Share
      The following table sets forth the computation of basic and diluted income/ (loss) per common share:

	June 30,

	2006	2005	2004

	(Shares in thousands)
Net income	$46,351	$26,999	$35,826
Accretion of preferred stock	—	(202,566)	(28,100)
Dividend paid to preferred stockholders	—	(30,033)	—

Net income/(loss) applicable to common stockholders	$46,351	$(205,600)	$7,726

Average shares outstanding — basic	32,616	6,236	4,699
Weighted average assumed conversion of redeemable convertible preferred stock	961	—	—
Weighted average dilutive warrants	196	—	2,790
Weighted average dilutive stock options	2,571	—	1,140
Weighted average dilutive restricted stock units	5	—	—

Average shares outstanding — diluted	36,349	6,236	8,629

Income/(loss) per common share:
Basic	$1.42	$(32.97)	$1.64
Diluted	$1.28	$(32.97)	$0.90
      The following table shows common share equivalents outstanding for the period, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period:

	June 30,

	2006	2005	2004

	(Shares in thousands)
Warrants	—	2,713	1,334
Stock options	135	2,703	955

	135	5,416	2,289

8.	Commitments and Contingencies
      The Company has obligations under noncancelable operating leases for buildings, certain office equipment and automobiles for its sales force expiring in various years through August 2018. For the years ended June 30, 2006, 2005 and 2004, total rental expense was $1,644, $1,254 and $1,249, respectively.
      In October 2005, the Company entered into a twelve year operating lease for a new office facility in Chester, New Jersey, which commenced on April 1, 2006. In connection with the decision to move the corporate headquarters to a larger facility in Chester, New Jersey, the Company recognized a one-time pretax loss of $631 in the fiscal year ended June 30, 2006, which is based on the present value of the cash flows associated with the lease on the former facility, adjusted for expected sublease income. The Company used a risk adjusted interest rate of 8.75% to discount the cash flows.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
      The Company’s future minimum lease commitments under its operating leases, net of sublease income of $2,927 are as follows:

Fiscal 2007	$1,915
Fiscal 2008	1,342
Fiscal 2009	1,070
Fiscal 2010	1,011
Fiscal 2011	947
Thereafter	6,634

$12,919

      In connection with the 2004 Supply Agreement with Cardinal Health, the Company is obligated to pay a minimum profit share to Cardinal Health of $3,000 each year for the contract years ending March 31, 2006, and 2007. As of June 30, 2006, the Company has exceeded the minimum profit share amount to Cardinal Health for the contract year ending March 31, 2007. See Note 11 describing the Company’s repurchase of the Fort Worth, Texas manufacturing assets on July 31, 2006.
      In June 2006, the Company consummated the acquisition of the Delsym 12-Hour cough suppressant liquid product line from UCB. In addition to the cash purchase price of $122,000, the Company is committed to pay a 2.5% royalty to UCB for a period of five years for the intellectual property associated with the Delsym product. UCB will continue to manufacture the Delsym product for the Company from raw materials to finished goods under a six-year renewable supply agreement. The agreement with UCB also provides for the potential technology transfer to the Company after five years. Under this agreement, the Company is committed to pay UCB the manufacturing costs plus a markup, with a contract minimum of $11,800 in each year. The Company also entered into a five-year development agreement with UCB for certain product development projects related to Delsym, for which the Company will pay UCB actual development costs plus a markup.
      The Company is a party to various claims and suits arising out of matters occurring in the normal course of business. However, as of June 30, 2006, there was no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.
      On March 28, 2003, CellTech Pharmaceuticals, Inc., CellTech US, Inc. and CellTech Americas, Inc. brought suit against the Company and certain current and former employees in the U.S. District Court for the Western District of New York. Plaintiffs alleged that the Company (and certain individuals) misappropriated trade secrets and breached confidentiality provisions in a manufacturing contract and in the individual’s past employment contracts with plaintiffs.
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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
      On May 7, 2004, the Company filed a complaint in the U.S. District Court for the Southern District of New York against Carolina Pharmaceuticals, Inc. (“Carolina”). The Company filed an amended complaint on October 25, 2004, which added Cornerstone as a defendant. The amended complaint alleged trademark infringement, false advertising and unfair competition claims, and sought damages and injunctive relief. Carolina and Cornerstone filed counterclaims against the Company, alleging that the Company’s activities with respect to its single-entity Mucinex product violate the anti-monopoly provisions of the federal antitrust laws, that the Company had engaged in false advertising in violation of federal law with respect to single-entity Mucinex and the Company’s AlleRxtm and Aquatab products, and that the Company had violated state law in competing with the products of Carolina and Cornerstone.
      In February 2005, the Company entered into an agreement with Cornerstone in which it received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRxtm trademarks from the Company. Additionally, the parties released each other from all claims and damages in the above mentioned lawsuit. As part of this arrangement, the Company is contractually obligated to assume the financial responsibility for the first $1,000 of returned AlleRxtm product that was sold by the Company prior to February 15, 2005 and returned to Cornerstone during the 18-month period beginning February 15, 2005. Conversely, Cornerstone is financially responsible for the first $1,000 of Humibid product returns for the same 18 month period. After the 18-month period or the $1,000 threshold is met, the Company will have the responsibility for all Humibid product returns whether sold by the Company or Cornerstone and Cornerstone will bear the same liability for AlleRxtm products. In connection with this agreement, the Company is obligated to pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005. During the first quarter of fiscal year 2006, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. The Company believes that it is not liable for these returns under the agreement. However, an obligation to accept such returns would result in an additional charge to pretax earnings of up to $2,600.
      In December 2004, the Company entered into an agreement with JMED for the ability to transfer the AlleRxtm license agreement to Cornerstone and the Company paid JMED $2,000 in January 2005. In connection with a license agreement between PD and the Company, JMED, an affiliate of PD, was granted the right to convert its on-going royalty interest in the AlleRxtm product to the Company’s common stock in the event of a public offering or change of control. The assignment of the JMED agreement to Cornerstone provided that JMED had the right to exchange its royalty interest for the Company’s common stock, as outlined under the PD license agreement. The valuation of the on-going royalty was scheduled to be performed prior to March 31, 2005. The parties have waived the March 31, 2005 deadline and are currently working toward obtaining a valuation. To the extent that the final appraisal exceeds the $2,000 previously paid, JMED will have the right to convert such excess into the Company’s common stock at the price per share in the public offering. Upon conversion of JMED’s royalty interest into the Company’s common stock, the Company will become the recipient of future royalties earned under the license agreement. If JMED does not elect to convert the excess royalty interest into the Company’s common stock, JMED will continue to collect royalties under the license agreement and the Company will be paid 40% of such royalties up to a maximum of $1,000.
      During fiscal year 2004, Cardinal Health’s supplier of dextromethorphan, an active ingredient in Mucinex DM, notified Cardinal Health that they will be exiting the dextromethorphan manufacturing business. At that time, Cardinal Health requested of the supplier, and the supplier agreed, to commit to supplying Cardinal Health with an approximate four-year supply of dextromethorphan. Cardinal Health committed to the dextromethorphan supplier to take delivery of the material over the course of three years beginning in September 2004. The Company has provided Cardinal Health with a letter agreement, dated September 30, 2004, stating that the Company will reimburse Cardinal Health for Cardinal Health’s cost in obtaining any unused quantities of dextromethorphan at the first to occur of (i) expiration of the

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)
material or (ii) six years from the date of the letter agreement. In November 2005, the Company agreed to extend this contract to purchase an additional 45 metric tons of dextromethorphan through 2009, which the Company believes will meet its needs for at least the next four and one-half years. As of June 30, 2006, the remaining commitment for the entire contract was approximately $13,030.
      The Company and Cardinal Health depend on Boehringer Ingelheim Chemicals, Inc. (“Boehringer Ingelheim”) and Delta Synthetic Co., LTD (“Delta”) for all of the guaifenesin used in the Company’s adult Mucinex and Humibid products. According to Cardinal Health’s agreement with Boehringer Ingelheim, which expired in June 2006, Cardinal Health had to purchase from Boehringer Ingelheim all of the guaifenesin used in Mucinex SE and at least 90% of the guaifenesin used in the Company’s products produced under all subsequent NDAs. In 2005, the Company received FDA approval to begin using the Delta as a supplier of guaifenesin for use in Mucinex SE, and Cardinal Health began using the Delta material in the manufacture of the Company’s products in November 2005. See Note 11 for the terms of the Company’s new supply agreement with Boehringer Ingelheim.

9.	Dividend
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

10.	Net Sales Information

Net Sales by Product
      The following table details the Company’s Net sales by product for the years ended June 30, 2006, 2005 and 2004.

	Year Ended June 30,

Product	2006	2005	2004

	(In thousands)
Mucinex SE	$158,575	$117,369	$52,863
Mucinex DM	59,235	38,278	—
Mucinex D	19,347	—	—
Humibid SE	1,296	—	—
Delsym	652	—	—
Other products	—	4,563	8,432

Net Sales	$239,105	$160,210	$61,295

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

	Year Ended June 30,

	2006	2005	2004

Wholesaler — A	11%	14%	24%
Wholesaler — B	3%	7%	20%
Wholesaler — C	6%	7%	20%
Major retailer — A	12%	14%	6%
Major retailer — B	10%	11%	6%
Major retailer/mass merchandiser	19%	16%	7%

11.	Subsequent Events
      On August 17, 2006, the Company registered 10,025,235 shares of common stock pursuant to its existing contractual obligations to register shares following the first anniversary of its initial public offering in July 2005. The Company did not sell any additional shares or receive any proceeds from this registration.
      On July 31, 2006, the Company consummated the repurchase of the Fort Worth, Texas manufacturing assets from Cardinal Health for approximately $28,000, $24,000 of which was paid upon closing, with the remainder to be paid quarterly during fiscal 2007. The $28,000 purchase price includes the acquisition of approximately $11,000 in inventory and $7,000 in manufacturing assets. The remaining $10,000 will be recorded as an expense during the first fiscal quarter of 2007 and includes non-recurring expenses for items such as termination fees, exit costs and impaired assets. The Company will continue to rely on Cardinal Health to perform certain aspects of the manufacture and packaging of Mucinex SE, Mucinex DM, Mucinex D and Humibid SE.
      In July 2006, the Company entered into a new supply agreement with Boehringer Ingelheim, pursuant to which the Company has agreed to purchase from Boehringer Ingelheim the lesser of 500 metric tons or 100% of its guaifenesin requirements during each contract year. The Company may purchase volumes in excess of 500 metric tons from other suppliers. In connection with the Company’s repurchase of the Fort Worth, Texas manufacturing assets on July 31, 2006, Cardinal Health assigned the contracts related to the manufacture of the adult Mucinex and Humibid products, including the guaifenesin supply arrangements with Delta and Boehringer Ingelheim to the Company.
      In July 2006, the Company received a commitment for a new five-year $50,000 senior secured revolving credit facility (the “Senior Revolving Credit Facility”), which may be increased by up to an additional $100,000, subject to compliance with certain conditions, should the Company need additional financing in the future and for a bridge facility that provided for immediately available borrowings of up to $25,000 prior to the closing of the Senior Revolving Credit Facility. In July 2006, the Company drew $20,000 from the bridge facility in connection with its repurchase of the Fort Worth, Texas manufacturing assets from Cardinal Health, which the Company partially repaid in August 2006. Subsequently, the Company repaid the remaining $10,000 outstanding under the bridge facility and terminated the bridge facility using proceeds from the Senior Revolving Credit Facility, which closed on September 26, 2006.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

12.	Quarterly Results

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2006	2005	2006	2005	2006	2005	2006	2005

	(Unaudited)
Net Sales	$47,017	$25,923	$63,247	$36,098	$76,002	$59,038	$52,839	$39,151
Cost of goods sold	8,521	6,211	13,920	7,139	16,166	11,326	10,751	6,450

Gross profit	38,496	19,712	49,327	28,959	59,836	47,712	42,088	32,701
Selling, marketing and administrative	15,869	7,831	29,693	22,937	28,440	21,903	24,996	25,373
Product development	3,426	1,475	4,096	1,584	3,837	1,459	7,545	2,874
Other, net	(926)	(109)	(1,862)	(133)	(80)	(200)	(1,439)	(347)

Income before income taxes	20,127	10,515	17,400	4,571	27,639	24,550	10,986	4,801
Provision for income taxes	7,739	4,080	6,734	1,778	10,696	9,756	4,632	1,824

Net income	12,388	6,435	10,666	2,793	16,943	14,794	6,354	2,977
Accretion of preferred stock	—	(62,789)	—	(62,789)	—	(24,999)	—	(51,989)
Dividend paid to preferred stockholders	—	—	—	—	—	—	—	(30,033)

Net income/(loss) applicable to common stockholders	$12,388	$(56,354)	$10,666	$(59,996)	$16,943	$(10,205)	$6,354	$(79,045)

Income/(loss) per common share — diluted	$0.36	$(9.77)	$0.29	$(10.00)	$0.46	$(1.67)	$0.17	$(11.20)

Schedule II
Adams Respiratory Therapeutics, Inc.
Valuation and Qualifying Accounts
($ in thousands)
      Valuation and qualifying accounts deducted from assets to which they apply:

	Allowance for Accounts Receivable

	Reserve for	Reserve	Reserve for	Valuation
	Doubtful	for Cash	Trade	Allowance for
	Accounts	Discounts	Promotions	Deferred Tax Assets

For the year ended June 30, 2004:
Balance at the beginning of the year	$35	$49	$—	$25,118
Additions: Charged to costs and expenses(1)	182	1,526	1,155	—
Deductions from reserves	(14)	(1,432)	(167)	(25,118)

Balance at the end of period	203	143	988	—

For year ended June 30, 2005:
Balance at the beginning of the year	203	143	988	—
Additions: Charged to costs and expenses(1)	(4)	3,441	5,998	—
Deductions from reserves	(33)	(3,414)	(4,878)	—

Balance at the end of period	166	170	2,108	—

For year ended June 30, 2006:
Balance at the beginning of the year	166	170	2,108	—
Additions: Charged to costs and expenses(1)	(112)	5,196	6,897	—
Deductions from reserves	—	(4,871)	(6,209)	—

Balance at the end of period	$54	$495	$2,796	$—

(1)	Charges related to cash discounts and trade promotions are reflected as reductions of sales to customers.