Form 10-Q
period 2006-09-30
Adams Respiratory Therapeutics, Inc.
filed 2006-11-14
CIK 1319439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of November 13, 2006: 35,177,206 shares.

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
•	the need for additional inventory reserves;

•	our involvement in litigation having a material adverse impact on our business, financial condition, results of operations or cash flows;

•	our obligations related to product returns;

•	our ability to obtain sufficient quantities of raw materials, including dextromethorphan;

•	our reliance on third parties to perform certain aspects of the manufacturing and packaging of our products;

•	our expectations of the seasonality of Mucinex sales and related revenue fluctuations;

•	our intentions to market additional products, grow our business and expand our product portfolio and our expectation of increased expenses to do so;

•	our ability to meet our anticipated operating needs with our revenues, existing cash and our Credit Facility;

•	our need for additional capital to acquire and develop new products;

•	the timing of the USPTO’s reexamination of the patentability of our delivery system for guaifenesin and our ability to prevail in the reexamination process;

•	our reliance on and continued consolidation of our top customers;

•	an increase in stronger and more direct competition, including generic competition;

•	the FDA’s timing and review of Mutual’s ANDA and our ability to maintain our exclusive market position of Mucinex SE and Humibid SE;

•	our expectations of increased pricing pressures;

•	our ability to leverage our brand name;

•	our exposure to credit rate, interest rate and exchange rate risk.
     Any forward-looking statements contained in this quarterly report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those described in in Part I, Item 1A.Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2006 and in Part II, Item 1A.Risk Factors in this Quarterly Report on Form 10-Q.
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

ITEM 1. FINANCIAL STATEMENTS.
Adams Respiratory Therapeutics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30,	June 30,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,652	$34,815
Short-term investments	19,158	22,223
Accounts receivable, net	58,670	19,444
Inventories, net	26,603	10,603
Prepaid expenses and other assets	8,566	4,857
Income taxes receivable	—	4,045
Deferred tax assets	4,700	3,659

Total current assets	136,349	99,646

Property, plant and equipment, net of accumulated depreciation	15,118	7,388
Deferred tax assets	2,057	2,545
Intangible assets, net	127,056	127,128
Other assets	20,045	15,883

Total assets	$300,625	$252,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,889	$15,189
Line of credit	10,250	—
Income taxes payable	3,835	—
Accrued compensation and related items	4,803	5,769
Accrued returns, chargebacks, rebates and other sales allowances	6,622	5,701
Other current liabilities	3,076	1,648

Total current liabilities	55,475	28,307

Long-term liabilities:
Deferred gain on sale of plant assets	—	1,309
Accrued royalties	832	701

Total liabilities	56,307	30,317

Stockholders’ equity:
Preferred Stock $0.01 par value:
Authorized shares – 50,000, Issued and outstanding – none	—	—
Common stock, $0.01 par value:
Authorized shares – 100,000
Issued and outstanding shares – 35,070 at September 30, 2006 and 34,874 at June 30, 2006, respectively	351	349
Additional paid-in capital	470,670	464,877
Accumulated deficit	(226,664)	(242,842)
Accumulated other comprehensive loss	(39)	(111)

Total stockholders’ equity	244,318	222,273

Total liabilities and stockholders’ equity	$300,625	$252,590

See Notes to Consolidated Financial Statements which are an integral part of these statements

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Income
(Amounts in thousands, except per share amounts)

	Three Months ended
	September 30,
	2006	2005
	(unaudited)
Net sales	$90,142	$47,017
Cost of goods sold	29,358	8,521

Gross margin	60,784	38,496

Selling, marketing & administrative	29,983	15,869
Product development	6,287	3,426
Other, net	(879)	(926)

	35,391	18,369

Income before income taxes	25,393	20,127
Provision for income taxes	9,215	7,739

Net income	$16,178	$12,388

Income per common share
Basic	$0.46	$0.44
Diluted	$0.44	$0.36

Weighted-average of common shares used in income per share calculation
Basic	35,014	27,870
Diluted	36,965	34,745
See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2006	34,874	$349	$464,877	$(242,842)	$(111)	$222,273
Comprehensive income:	—	—	—		—
Net income (unaudited)	—	—	—	16,178	—	16,178
Unrealized gain on marketable securities, net of tax of $23 (unaudited)	—	—	—	—	72	72

Total comprehensive income	—	—	—	—	—	16,250

Stock compensation expense (unaudited)	—	—	1,983	—	—	1,983
Exercise of stock options (unaudited)	196	2	1,799			1,801
Tax benefit of stock options (unaudited)	—	—	2,011	—	—	2,011

Balance as of September 30, 2006 (unaudited)	35,070	$351	$470,670	$(226,664)	$(39)	$244,318

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three months Ended September 30,
	2006	2005
	(unaudited)
Operating Activities
Net income	$16,178	$12,388
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	684	299
Stock compensation expense	1,983	1,001
Deferred taxes	(576)	1,679
Changes in operating assets and liabilities:
Accounts receivable	(39,226)	(10,558)
Inventories	(16,000)	(893)
Prepaid expenses and other current assets	(3,635)	939
Other assets	(1,420)	—
Accounts payable	11,700	1,894
Income taxes	7,880	8,149
Accrued expenses and other liabilities	205	1,680

Net cash (used in) / provided by operating activities	(22,227)	16,578

Investing Activities
Purchases of property, plant and equipment	(8,151)	(105)
Increase in investments and restricted cash	(2,087)	—
Maturities of investments	2,607	—

Net cash (used in) investing activities	(7,631)	(105)

Financing Activities
Borrowings on line of credit	20,000	—
Repayments of line of credit	(9,750)	—
Debt issuance costs	(367)	—
Proceeds from exercise of stock options and warrants	1,801	102
Net proceeds from issuance of common stock	—	107,846
Excess tax benefit from exercise of stock options	2,011	866

Net cash provided by financing activities	13,695	108,814

Net (decrease)/increase in cash and cash equivalents	(16,163)	125,287
Cash and cash equivalents at beginning of period	34,815	24,655

Cash and cash equivalents at end of period	$18,652	$149,942

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
   Basis of Presentation
     Adams Respiratory Therapeutics, Inc. (“the Company”) operates in one business segment, specialty pharmaceuticals. The Company’s “fiscal year” is from July 1 through June 30.
     The unaudited consolidated financial statements presented herein have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For a better understanding of the Company and its financial statements, the Company recommends reading these unaudited consolidated financial statements and accompanying notes in conjunction with the audited consolidated financial statements and notes to those consolidated financial statements for the year ended June 30, 2006, which are included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2006.
   Principles of Consolidation
     The consolidated financial statements include the accounts of Adams Respiratory Therapeutics, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
   Use of Estimates
     The financial statements have been prepared in accordance with the U.S. generally accepted accounting principles, which require the use of judgments and estimates by management that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
   Manufacturing Assets Repurchase
     On July 31, 2006, the Company repurchased certain Fort Worth, Texas manufacturing assets from Cardinal Health PTS, LLC (“Cardinal Health”) for $28,000 (the “manufacturing assets repurchase”), $24,000 of which was paid upon closing with the remainder to be paid quarterly during fiscal 2007. The $28,000 purchase price includes the acquisition of $11,000 in inventory and $7,000 in manufacturing assets. The purchase price also includes $9,700 of non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health, which were recorded primarily within Cost of goods sold during the three months ended September 30, 2006. In accordance with the new granulation and packaging agreements, the Company will continue to rely on Cardinal Health to perform certain aspects of the manufacture and packaging of Mucinex SE, Mucinex DM, Mucinex D and Humibid SE.
   Inventories and Cost of Goods Sold
     Inventories are stated at the lower of cost or market, using the first-in, first-out method. As a result of the manufacturing assets repurchase, the Company began to manufacture its own adult Mucinex and Humibid products, thus carrying raw materials and work in progress in its inventory, in addition to finished goods. The composition of the Company’s inventories is as follows:

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)

	September 30,	June 30,
	2006	2006
Raw materials	$5,812	$—
Work in progress	4,693	—
Finished goods	16,505	10,627

	27,010	10,627
Less: reserve for obsolescence	(407)	(24)

Inventories, net	$26,603	$10,603

     Prior to the manufacturing assets repurchase, Cardinal Health manufactured substantially all of the Company’s products pursuant to a supply agreement with Cardinal Health (the “2004 Supply Agreement”). Under the 2004 Supply Agreement, Cardinal Health was required to segregate direct manufacturing costs from indirect manufacturing costs, as defined in the 2004 Supply Agreement. As finished goods were completed and shipped to a Company-designated warehouse, Cardinal Health billed the Company for the actual direct manufacturing costs incurred plus a mark-up. The mark-up was strictly provided for interim billing and cash flow purposes and the final amount payable to Cardinal Health was calculated at the end of each contract year (March 31st) under a profit sharing formula. The amount subject to the profit sharing was calculated as net sales, as defined in the 2004 Supply Agreement, less the actual manufacturing cost of the goods sold during the contract year less freight and other logistics costs. The resulting gross profit was subject to profit sharing rates that declined as the total value of gross profit increased. At the end of the contract year, a reconciliation was completed and a billing adjustment was made to the extent that the actual calculated profit share was greater or less than the total mark-up paid to Cardinal Health during the contract year. At June 30, 2006, the Company had a receivable of $424 as a result of a mark-up billed by Cardinal Health that exceeded the estimated March 31, 2007 contract year actual profit-share amount, which was included in Prepaid expenses and other assets and settled in conjunction with the manufacturing assets repurchase.
     The accounting policy with regard to the 2004 Supply Agreement with Cardinal Health was to record the actual direct manufacturing cost and estimated profit share as inventory. Each month as such product was sold, the actual direct manufacturing cost plus the estimate of the profit share amount earned by Cardinal Health was charged to cost of sales. The estimated profit share amount considered for each contract year included: (i) the Company’s projected net product sales and gross profit, (ii) the projected profit share and (iii) the contractual minimum profit share amount.
   Income Taxes
     Income taxes are recorded in the Company’s quarterly consolidated financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 36.3% and 38.5% for the three months ended September 30, 2006 and 2005, respectively. The decline in the effective rate was primarily related to a tax deduction provided to U.S. manufacturers for which the Company is now eligible as a result of the manufacturing assets repurchase. The decline was also due to the shift in stock compensation expense from non-deductible incentive stock options to deductible non-qualified stock options.
     Please refer to the Company’s Form 10-K for the fiscal year ended June 30, 2006 for a complete discussion of the Company’s significant accounting policies.
   Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company will adopt FIN 48 on July 1, 2007, as required, and is currently evaluating the impact of FIN 48 on its financial statements.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
2. Supplementary Financial Information
Allowances for Accounts Receivable
     Valuation allowances for accounts receivable as of September 30, 2006 and June 30, 2006 include reserves for cash discounts of $1,001 and $495, respectively, and reserves for trade promotions of $3,556 and $2,796, respectively. Valuation allowances for accounts receivable also include allowances for doubtful accounts of $54 for both periods.
Intangible Assets
     The Company’s intangible assets as of September 30, 2006 and June 30, 2006 consist of the following:

	September 30,	June 30,
	2006	2006
Intangible Asset with Indefinite Life:
Delsym Trademark	$122,000	$122,000

Amortizable Intangible Assets:	6,954	6,763
Accumulated Amortization	(1,898)	(1,635)

Net balance	$5,056	$5,128

     The Company recorded amortization expense of $263 and $209 for the three months ended September 30, 2006 and 2005, respectively. The estimated remaining aggregate amortization expense for the Company’s amortizable intangible assets is $656 for fiscal 2007, $875 for fiscal 2008, $846 for fiscal 2009, $355 for each of fiscal 2010 and 2011, and $1,969 thereafter. During fiscal 2004, the Company paid $1,250 to enter into a development and license agreement with Pharmaceuticals Design L.L.C. (“PD”) for the rights to market respiratory products in patent-protected packaging configurations. In July 2005, the Company decided not to go forward with the development and license agreement with PD. To terminate this agreement, the Company paid and expensed $500 to selling, marketing and administrative expenses during the first quarter of fiscal 2006. The related intangible asset with a net book value of $900 was written off as of June 30, 2005.
Other Assets
     Other assets as of September 30, 2006 and June 30, 2006 primarily consisted of long-term investments of $15,413 and $14,883, respectively, and restricted cash of $3,110 and $1,000, respectively. Included in the restricted cash balance for both periods is a certificate of deposit of $1,000, which represents cash held as collateral for the Company’s letter of credit for its office facility in Chester, New Jersey. The Company’s restricted cash balance as of September 30, 2006 also includes $2,110 held in escrow relating to the remaining operating lease obligations on the building that the Company assumed upon the manufacturing assets repurchase.
Sales Returns and Allowances
     Included within Accrued returns, chargebacks, rebates and other sales allowances as of September 30, 2006 and June 30, 2005 are allowances for sales returns of $4,302 and $3,150, respectively, and reserves for chargebacks of $788 and $941, respectively.
Other, net
     Other, net for the three months ended September 30, 2006 and 2005 primarily consisted of interest income earned on cash balances of $1,035 and $950, respectively, primarily reflecting improved investment rates and timing of cash balances during the three months ended September 30, 2006 as compared to the same prior year period. The interest income for the three months ended September 30, 2006 was partially offset by interest expense of $206 relating to borrowings from the Company’s new senior secured revolving credit facility.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
3. Benefit Plan
     The Company provides a 401(k) benefit plan (the “Plan”) covering substantially all of the Company’s employees. Employees are eligible to participate in the Plan upon attaining the age of 21 and completing six months of service with the Company, and can contribute up to 80% of their compensation each year, subject to certain Internal Revenue Code limitations. The Company’s Board of Directors approved a match on employee contributions made during calendar years 2006 and 2005, contingent upon an established sales threshold for fiscal 2006 and 2005. For the three months ended September 30, 2006 and 2005, the Company recorded matches of $84 and $39, respectively, on employee deferrals.
     The Company also provides a deferred compensation plan, which allows certain of its highly compensated employees to defer their future salaries, bonuses or commissions to a future date. The Company’s Other assets as of September 30, 2006 contain rabbi trust assets of $1,227 relating to this arrangement, with a corresponding liability recorded within Accrued compensation and related items.
4. Stockholders’ Equity
   Initial Public Offering
     In July 2005, the Company completed its initial public offering of 9,142,500 shares of common stock at a price of $17.00 per share. The offering consisted of 6,889,500 newly issued shares sold by the Company and 2,253,000 sold by selling stockholders. The offering generated gross proceeds of approximately $117,000 and net proceeds of $106,598. Upon completion of the initial public offering, all three series of redeemable convertible preferred stock were converted into 17,533,696 shares of common stock. Deferred offering costs of $2,250 were applied against the proceeds of the offering.
   Secondary Offering
     On August 17, 2006, the Company registered 10,025,235 shares of common stock pursuant to its existing contractual obligation to register shares following the first anniversary of its initial public offering in July 2005. On September 15, 2006, the Company filed a prospectus supplement with respect to 3,000,000 shares of its common stock offered by selling stockholders and an additional 450,000 shares of its common stock to cover over-allotments. The Company did not sell any additional shares or receive any proceeds from this registration or the offerings made pursuant to the prospectus supplement. The Company paid approximately $245 of legal, audit and other costs related to the secondary offering, which are included in Selling, marketing and administrative expenses for the three months ended September 30, 2006.
   Stock Compensation Plan
     On August 14, 2006, the Company’s Board of Directors amended the Company’s 2005 Incentive Plan and the Company’s 1999 Long-Term Incentive Plan to require mandatory anti-dilution adjustments for all equity restructurings, including stock dividends, stock splits, spin-offs, rights offerings, or large nonrecurring cash dividends, as well as to continue to permit discretionary adjustments. The Board of Directors also approved new long-term incentive awards, including stock options and performance-based restricted stock units, under the Company’s 2005 Incentive Plan, as amended. Under the amended 2005 Incentive Plan, stock options and performance shares are subject to a vesting term of three years. The performance-based restricted stock units represent rights to earn shares of the Company’s common stock. Depending on the Company’s level of attainment of specified targets for earnings per share and pre-tax margin for the two consecutive-fiscal-year period beginning on July 1, 2006 and ending on June 30, 2008, the holder of a performance share award may earn from 0% to 150% of the target award. One-half of the units earned will be paid in shares of the Company’s common stock at the end of the two-year performance period, with the remainder paid one year later, provided that the holder is still employed by the Company. Based on the provisions of the amended 2005 Incentive Plan, the Company lowered the expected life of the options granted under the new provisions to three years in calculating the stock option compensation expense. For the three months ended September 30, 2006 and 2005, the Company recorded total stock compensation expense of $1,983 and $1,001, respectively, primarily within Selling, marketing and administrative expenses.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
5. Income per Common Share
     Basic net income per common share (“Basic EPS”) is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding, plus potential dilutive common shares. The following table sets forth the computation of basic and diluted income per common share:

	September 30
	2006	2005
	(Shares in thousands)
Net income	$16,178	$12,388

Average shares outstanding – basic	35,014	27,870
Weighted average dilutive stock options	1,933	2,731
Weighted average assumed conversion of redeemable convertible Preferred stock	—	3,812
Weighted average dilutive warrants, restricted stock units and performance shares	18	332

Average shares outstanding – diluted	36,965	34,745

Income per common share:
Basic	$0.46	$0.44
Diluted	$0.44	$0.36
     As of September 30, 2006 and 2005, there were 373,215 and 50,035, respectively, of common share equivalents outstanding for the period, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.
6. Senior Revolving Credit Facility
     In September 2006, the Company entered into a new five-year $50,000 Senior Secured Revolving Credit Facility (the “Credit Facility”), which may be increased by up to an additional $100,000, subject to compliance with certain conditions, should the Company need additional financing in the future. Prior to closing the Credit Facility, the Company was provided with a bridge facility with immediately available borrowings of up to $25,000. In July 2006, the Company drew $20,000 from the bridge facility in connection with the manufacturing assets repurchase, which the Company partially repaid in August 2006. Subsequently, the Company repaid in full and terminated the bridge facility using proceeds from the Credit Facility. As of September 30, 2006, there was $10,250 outstanding under the Credit Facility. Deferred debt issuance costs of $367 associated with the Credit Facility have been recorded primarily within Other assets in the Company’s Consolidated Balance Sheet as of September 30, 2006.
     The Credit Facility terminates on September 26, 2011, unless terminated earlier pursuant to the terms of the agreement. Borrowings under the Credit Facility bear interest at the higher of the prime rate established by the Royal Bank of Canada or 0.50% per annum above the weighted average federal funds rate, subject to quarterly adjustments based on the Company’s debt to EBITDA ratio, or Leverage Ratio, as defined in the Credit Facility. The Credit Facility also requires the payment of an unused commitment fee equal to 0.20% per annum, subject to quarterly adjustments in accordance with the Company’s Leverage Ratio, ranging from 0.20% to 0.40% on the unused commitment under the Credit Facility.
     The Credit Facility contains financial covenants that require the Company to maintain a Leverage Ratio of not greater than 3.5 to 1.0, a senior secured leverage ratio of not greater than 2.0 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. As of September 30, 2006, the Company was in compliance with these covenants.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
7. Commitments and Contingencies
     In connection with the 2004 Supply Agreement, the Company was obligated to pay Cardinal Health a minimum profit share of $3,000 during the contract year ending March 31, 2007. The July 31, 2006 manufacturing assets repurchase eliminated the Company’s commitment to pay Cardinal Health any future profit share amounts. In connection with the manufacturing assets repurchase, the Company recorded $9,700 during the first fiscal quarter of 2007, which represents non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health.
     As a result of the manufacturing assets repurchase, the Company was also required to make an escrow deposit in the amount of $2,169, representing the remaining obligation for the operating lease on the Fort Worth, Texas building. In addition, the Company entered into a packaging agreement with Cardinal Health, under which, in exchange for a guaranteed amount of packaging capacity, the Company is committed to pay Cardinal Health non-refundable capacity reservation payments of $3,000 in each year during the contract years ending June 30, 2007 and 2008 and $1,500 for the contract year ending June 30, 2009. In connection with the manufacturing assets repurchase, the Company also entered into a three year take-or-pay supply agreement with Cardinal Health for the granulation of guaifenesin. Under this supply agreement, the Company is obligated to purchase or pay for 80% of committed volume at a specified price. The total contracted amount under the granulation agreement is $6,200 over the three year period between August 1, 2006 and July 31, 2009. The Company has the ability to use any other vendor with whom it may decide to contract.
     As a result of the Company’s manufacturing assets repurchase, Cardinal Health assigned to the Company its January 2006 agreement with its sole supplier of dextromethorphan, which obligated Cardinal Health to purchase 45 metric tons of dextromethorphan through 2009, which the Company believes will meet its needs for at least the next four and one-half years. As of September 30, 2006, the remaining commitment for the entire contract was approximately $12,600.
     The Company depends on Boehringer Ingelheim Chemicals, Inc. (“Boehringer Ingelheim”) and Delta Synthetic Co., LTD (“Delta”) for all the guaifenesin used in its adult Mucinex and Humibid products. In July 2006, the Company entered into a new supply agreement with Boehringer Ingelheim, pursuant to which the Company has agreed to purchase from Boehringer Ingelheim the lesser of 500 metric tons or 100% of its guaifenesin requirements during each contract year. The Company may purchase volumes in excess of 500 metric tons from other suppliers. In connection with the manufacturing assets repurchase, Cardinal Health assigned the contracts related to the manufacture of the adult Mucinex and Humibid products, including the guaifenesin supply arrangements with Delta and Boehringer Ingelheim, to the Company.
     In August 2006, the Company was notified by Mutual Pharmaceutical Co. (“Mutual”) of Mutual’s paragraph IV certification relating to the filing of an abbreviated new drug application (“ANDA”) with the Food and Drug Administration (the “FDA”) for a single-ingredient extended-release formulation of guaifenesin, which, if approved, would be a generic competitor or a licensed branded competitor of Mucinex SE and Humibid SE. On October 2, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey against Mutual, Pharmaceutical Holdings Corp. and United Research Laboratories, Inc. (“URL”) for infringement of the Company’s patent relating to its oral-solid, extended-release guaifenesin products. This lawsuit triggered a stay on the FDA approval of Mutual’s ANDA for a single-ingredient extended-release formulation of guaifenesin for up to 30 months. On October 4, 2006, the Company filed an identical complaint against Mutual, Pharmaceutical Holdings Corp. and URL in the United States District Court of Pennsylvania strictly as a precautionary measure should Mutual successfully challenge jurisdiction in New Jersey.
     The Company is also a party to various claims and suits arising out of matters occurring in the normal course of business. However, as of September 30, 2006, the Company does not believe that any of these other proceedings or matters will have a material adverse impact on its business, financial condition, results of operations or cash flows.
     In February 2005, the Company entered into an agreement with Cornerstone Biopharma Inc. (“Conerstone”) in which the Company received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRx™ trademarks from the Company. Additionally, the parties released each other from all claims and damages in a previously filed lawsuit. As part of this arrangement, the Company now has the responsibility for all Humibid

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited) — (continued)
($ in thousands, except per share amounts)
product returns, whether sold by the Company or Cornerstone, and Cornerstone bears the same liability for AlleRx™ products. In connection with the Cornerstone agreement, the Company is obligated to pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005. During the first quarter of fiscal year 2006, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. The Company believes that it is not liable for these returns under the agreement. However, an obligation to accept such returns would result in an additional charge to pretax earnings of up to $2,600.
8. Net Sales Information
Net Sales by Product
     The following table details the Company’s Net sales by product for the years ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,
Product	2006	2005
Mucinex SE	$40,772	$36,618
Mucinex DM	24,259	10,399
Mucinex D	6,948	—
Children’s Mucinex	9,950	—
Humibid SE	53	—
Delsym	8,160	—

Net Sales	$90,142	$47,017

Concentration of Credit Risk
     The Company sells its products principally to wholesalers and retailers, including mass merchandisers, grocery stores, membership clubs, and drug stores throughout the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. As a result of increased Mucinex sales, the Company’s concentration levels have shifted from wholesalers to retailers and mass merchandisers. The table below outlines the percentage of gross sales made to the following customers:

	Three months ended
	September 30,
	2006	2005
Major retailer/mass merchandiser	26%	17%
Major retailer – A	20%	11%
Major retailer – B	7%	21%
Wholesaler	4%	11%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the MD&A, financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2006, together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A.Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A.Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2006 for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
     We are a specialty pharmaceutical company focused on late-stage development, commercialization and marketing of over-the-counter, or OTC, and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market ten products: Mucinex SE, Mucinex DM, Mucinex D, Humibid SE, two Delsym products and four products in our Children’s Mucinex line.
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
     Humibid SE. Humibid SE is a maximum strength, long-acting, single-ingredient guaifenesin OTC product and is the only FDA-approved maximum strength, long-acting, single-ingredient guaifenesin product. The FDA approved Humibid SE in July 2002, and we began to market Humibid SE in March 2006.
     Delsym. Delsym is a long-acting, single-ingredient OTC product containing dextromethorphan and is the only FDA-approved OTC liquid cough suppressant that can deliver 12 hours of cough relief in a single dose. We acquired Delsym from UCB, Inc. in June 2006. We market two products in the Delsym product line, an adult Delsym product and a children’s Delsym product.
     Children’s Mucinex. Children’s Mucinex is a line of four immediate-release OTC products containing guaifenesin. These products are available in two quick-melting granular forms that we market as Mini-Melts and two liquid formulations. We began to market Children’s Mucinex products in August 2006.
     Future Products. We have two additional products approved by the FDA that we intend to market under the Humibid brand name in the future: a maximum strength OTC combination product containing long-acting guaifenesin and dextromethorphan and a maximum strength OTC combination product containing long-acting guaifenesin and pseudoephedrine. We have decided to postpone the launch of these products due to slower than anticipated levels of distribution of Humibid SE. Like Mucinex SE, Mucinex DM, Mucinex D, Humibid SE and Delsym, these additional products are the only FDA-approved products of their kind.
     Revenue Growth. Our net revenues have grown to $90.1 million for the three months ended September 30, 2006 from $47.0 million for the three months ended September 30, 2005. This growth was driven by increased

Mucinex DM sales, the launch of the Children’s Mucinex line in August 2006, the addition of the newly acquired Delsym product line in June 2006, Mucinex D sales following its launch in October 2005 and increased sales of Mucinex SE. We believe that the key factors underlying the growth of revenues associated with our adult Mucinex line of products include:
•	The FDA’s removal of competitive long-acting, single-ingredient guaifenesin prescription products in November 2003. This removal resulted in Mucinex SE being the only long-acting, single-ingredient guaifenesin product available in the United States. Based on data from IMS Health—NPATM, we estimate that, for the 12 months ended June 30, 2003, there were approximately 10.5 million prescriptions filled for long-acting, single-ingredient guaifenesin products. After November 2003, we believe that a majority of prescriptions written for long-acting, single-ingredient guaifenesin resulted in OTC sales of our Mucinex SE product. Humibid SE is now also available to meet this demand in a maximum strength formulation.

•	Our professional marketing efforts to physicians, pharmacists and other healthcare professionals. Our professional sales force targets high-prescribers of long-acting guaifenesin products and encourages them to recommend Mucinex SE, Mucinex DM and Mucinex D to their patients. Our professional sales force also educates physicians, pharmacists and other healthcare professionals about the benefits of long-acting guaifenesin. Since December 2004, we expanded our professional sales force from 50 to 125 sales representatives.

•	Expansion of our trade sales department and trade development efforts. Our trade sales force calls on national and regional retail accounts and wholesale distribution companies. The primary focus of our trade sales force is to maximize our shelf presence at retail drug, food and mass merchandise stores to support the efforts of our professional sales representatives and consumer advertising campaign. Since December 2003, we have grown our trade sales force from one to ten professionals.

•	Consumer Advertising Campaign. Prior to the FDA’s approval of Mucinex SE as an OTC drug, long-acting guaifenesin and combination products were available only by prescription. We launched our consumer advertising campaign in November 2004, and our strategy is to educate customers about the unique benefits of Mucinex to encourage trial of our products.
     Seasonality. We expect retail demand for our products to be higher between October 1 and March 31 due to the prevalence of cough, cold and flu. As a result, our shipments, and therefore revenues, are expected to be higher between July 1 and March 31 to support the retail demand through the cough, cold and flu season. We generally expect our revenues during the quarter ended June 30 to be lower than the other quarters.
   Manufacturing Assets Repurchase
     On July 31, 2006, we repurchased certain of the Fort Worth, Texas manufacturing assets from Cardinal Health, which we refer to as the manufacturing assets repurchase, for approximately $28.0 million, $24.0 million of which was paid upon closing with the remainder to be paid quarterly during fiscal 2007. The $28.0 million purchase price includes the acquisition of approximately $11.0 million in inventory and approximately $7.0 million in manufacturing assets. The purchase price also includes $9.7 million of non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health, which were recorded primarily within Cost of goods sold during the three months ended September 30, 2006. In accordance with the new granulation and packaging agreements, we will continue to rely on Cardinal Health to perform certain aspects of the manufacture and packaging of Mucinex SE, Mucinex DM, Mucinex D and Humibid SE.
   Critical Accounting Policies and Estimates
     Inventories. Our inventories are stated at the lower of cost or market, using the first-in, first-out method. Our manufacturing assets repurchase in July 2006 eliminated our profit share arrangement with Cardinal Health pursuant to the 2004 Supply Agreement. Upon the manufacturing assets repurchase, we began to manufacture our own adult Mucinex products and to carry raw materials and work in progress in our inventory, in addition to finished goods. Inventories are recorded net of reserves for obsolete inventory, which increased to $0.4 million as of September 30, 2006 from $24,000 as of June 30, 2006 due to additional inventory approaching expiration. Our reserves for inventory obsolescence are determined using estimates based on sales trends, historical experience, and type and age of inventory. If actual conditions are less favorable than expected, additional inventory reserves may be required. However, we do not expect that this will have a material impact on our consolidated financial statements.
     We have made no material changes to our other critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended June 30, 2006.
Results of Operations
     Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Net Sales. Net sales increased by $43.1 million to $90.1 million for the three months ended September 30, 2006, as compared to $47.0 million for the three months ended September 30, 2005. The increase in Net sales is primarily due to continued market penetration of Mucinex SE and Mucinex DM as well as the launches of the Children’s Mucinex line, Delsym and Mucinex D. Net sales during the three months ended September 30, 2006 and 2005 approximated 94% and 90% of gross sales, respectively. The favorable increase in net sales as a percentage of gross sales is primarily a result of changes in estimates for our Mucinex retailer programs and rebates for government programs, based on additional historical experience.
     The following table sets forth our net sales by product for the three months ended September 30, 2006 and September 30, 2005:

	Three Months Ended
	September 30,		Increase/
Product	2006	2005	(Decrease)
		(In thousands)
Mucinex SE	$40,772	$36,618	$4,154
Mucinex DM	24,259	10,399	13,860
Mucinex D	6,948	—	6,948
Children’s Mucinex	9,950	—	9,950
Delsym	8,160	—	8,160
Humibid SE	53	—	53

Net Sales	$90,142	$47,017	$43,125

     Cost of Goods Sold. Cost of goods sold increased by $20.8 million to $29.4 million for the three months ended September 30, 2006, as compared to $8.5 million for the three months ended September 30, 2005. Cost of goods sold increased in dollar terms primarily as a result of the increase in sales of our products. As a percentage of Net sales, Cost of goods sold during the three months ended September 30, 2006 and 2005 totaled approximately 32.6% and 18.1%, respectively. The increase in the percentage was primarily due to $9.2 million of non-recurring expenses relating to the manufacturing assets repurchase for items such as termination fees and the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health. In addition, Cost of goods sold increased as percentage of Net sales due to increased sales of higher cost products, such as Mucinex D, Children’s Mucinex and Delsym, and products packaged within display units. Cost of goods sold for the three months ended September 30, 2005 included $2.3 million of profit share earned by Cardinal Health under the profit-share arrangement pursuant to the 2004 Supply Agreement, which was eliminated upon the manufacturing assets repurchase.
     Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased by $14.1 million to $30.0 million for the three months ended September 30, 2006, as compared to $15.9 million for the three months ended September 30, 2005. The increase during the three months ended September 30, 2006 is primarily due to (i) approximately $7.6 million associated with various sales and marketing programs, including increased spending on our consumer advertising campaign, the increase in our sales force from 100 to 125 representatives in July 2006 and increased promotions by the trade sales department; (ii) $4.7 million of general and administrative expenses primarily related to new headcount, severance, insurance and occupancy costs, taxes, exit costs, legal and accounting fees; (iii) approximately $1.4 million of additional expense related to distribution and shipping on increased sales; and (iv) an increase of $0.9 million for stock-based compensation. These increases in Selling, marketing and administrative expenses were partially offset by a fee of $0.5 million we paid and expensed in July 2005 to terminate the development and license agreement with Pharmaceutical Design L.L.C., or PD.
     Product Development. Product development expenses increased by $2.9 million to $6.3 million during the three months ended September 30, 2006, as compared to $3.4 million for the three months ended September 30, 2005. The increase in the three months ended September 30, 2006 was primarily attributable to expenses related to our erdosteine Phase IIb clinical program, increased process development costs and increased spending on certain Mucinex line extensions. The expenses for the three months ended September 30, 2005 included a $650,000 milestone payment made to Edmond Pharma for erdosteine.
     Other, net. Other, net decreased by $47,000 to income of $0.9 million for the three months ended September 30, 2006. The decrease during the three months ended September 30, 2006 is primarily due to increased interest expense related to borrowings from our new senior secured revolving credit facility, partially offset by increased interest income reflecting improved investment rates and the timing of cash balances.
     Income Taxes. Income tax expense for the three months ended September 30, 2006 and 2005 was $9.2 million and $7.7 million, respectively. Our effective tax rate for the three months ended September 30, 2006 and 2005 was 36.3% and 38.5%, respectively. The decline in our effective rate for the three months ended September 30, 2006 was primarily related to a tax deduction provided to U.S. manufacturers for which we are now eligible as a result of our manufacturing assets repurchase. The decline was also due to a shift in our stock compensation expense from non-deductible incentive stock options to deductible non-qualified stock options.
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
     In September 26, 2006, we entered into a new five-year $50.0 million senior secured revolving credit facility, or the Credit Facility, which may be increased by up to an additional $100.0 million, subject to compliance with certain conditions, should we need additional financing in the future. Prior to the closing of the Credit Facility, we were provided with a bridge facility with immediately available borrowings of up to $25.0 million. In July 2006, we drew $20.0 million from the bridge facility in connection with our repurchase of the Fort Worth, Texas manufacturing assets from Cardinal Health, which we partially repaid in August 2006. Subsequently, we repaid in full and terminated the bridge facility using proceeds from the Credit Facility. In October 2006, we repaid the remaining outstanding balance under the Credit Facility. Any future borrowings under the Credit Facility will be used to finance working capital requirements, capital expenditures and acquisitions and for other general corporate purposes.
     The Credit Facility terminates on September 26, 2011, unless terminated earlier pursuant to the terms of the agreement. Borrowings under the Credit Facility bear interest at the higher of the prime rate established by the Royal Bank of Canada or 0.50% per annum above the weighted average federal funds rate, subject to quarterly adjustments based on our debt to EBITDA ratio, or the Leverage Ratio, as defined in the Credit Facility. The Credit Facility also requires the payment of an unused commitment fee equal to 0.20% per annum, subject to quarterly adjustments in accordance with our Leverage Ratio, ranging from 0.20% to 0.40% on the unused commitment under the Credit Facility.
     The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of not greater than 3.5 to 1.0, a senior secured leverage ratio of not greater than 2.0 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. As of September 30, 2006, we were in compliance with these covenants.
     As of September 30, 2006, we had approximately $18.7 million of cash and cash equivalents, $19.2 million of short-term investments and working capital of $80.9 million, as compared to cash and cash equivalents of $34.8 million, short-term investments of $22.2 million and working capital of $71.3 million as of June 30, 2006. The decrease in cash and cash equivalents was primarily related to approximately $24.0 million paid in August 2006 relating to the manufacturing assets repurchase, partially offset by $10.3 million we drew from the Credit Facility, net of repayments of $9.7 million.
     Prior to the manufacturing assets repurchase on July 31, 2006, purchases of our finished goods inventory from Cardinal Health were paid at an amount equal to Cardinal Health’s actual manufacturing cost plus a mark-up. The mark-up payments to Cardinal Health were trued up each March 31st to the actual profit share amount. Any excess of the mark-up payments over the actual profit-share amount were refunded to us. As a result of our manufacturing assets repurchase, this profit-share arrangement was terminated.
     Our principal liquidity requirements are to meet the operating expenses of our growing business. Our operating expenses include Selling, marketing and administrative and Product development expenses and contractual commitments related to operating leases, raw material and finished goods purchase commitments, and royalty payments on our Mucinex, Delsym and Humibid products.
     We expect to increase our Selling, marketing and administrative and our Product development expenses. We anticipate our selling and marketing expenses to increase as we seek to (i) continue to switch long-acting guaifenesin and combination prescription products into OTC sales of Mucinex and Humibid products; (ii) expand the market for long-acting guaifenesin and combination products; (iii) market our new Children’s Mucinex line of products and our newly acquired Delsym products; and (iv) increase our share of the OTC cough, cold, allergy, and sinus markets. Therefore, we intend to increase our consumer advertising expense. We anticipate that our administrative expenses will increase to support our current growth plans, including additional headcount. Our Product development expenses will likely increase as a result of our current plans to (i) complete the ongoing Phase IIb of the clinical development program for erdosteine; (ii) expand the Mucinex product line with OTC and prescription line extensions; (iii) work to modify and extend the life of Delsym; and (iv) in-license or acquire specialty pharmaceutical respiratory products and trademarks that may require additional development expenditures to achieve FDA marketing approval. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we pursue our product portfolio expansion initiative.
     We believe the Credit Facility and existing cash, coupled with cash flow from operations, will be sufficient to meet our anticipated operating needs for at least the next two years. We will require substantial funds to commercialize our products, launch new products, promote our brands and conduct development, including preclinical testing and clinical trials for our potential products. We continually evaluate new opportunities for late-stage or currently-marketed complementary product candidates and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us or our stockholders. We could be required to seek funds through arrangements with others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.
Cash Flows
     Three months ended September 30, 2006 compared to three months ended September 30, 2005. Net cash used in operating activities for the three months ended September 30, 2006 was $22.2 million, as compared to net cash provided by operating activities of $16.6 million for the three months ended September 30, 2005. The decrease in net cash from operating activities was primarily due to the overall growth in our business, which resulted in increased accounts receivable and inventories, partially offset by increased accounts payable and net income. The increase in inventories during the three months ended September 30, 2006 was also due to the addition of raw materials and work in progress into inventory as a result of the manufacturing assets repurchase.
     Net cash used in investing activities was $7.6 million for the three months ended September 30, 2006, as compared to $0.1 million for the three months ended September 30, 2005. The increase in cash used in investing activities was primarily related to purchases of approximately $7.0 million of manufacturing assets in connection with our repurchase of certain manufacturing assets from Cardinal Health and an escrow deposit of $2.2 million required upon the manufacturing assets repurchase, representing the remaining obligation for the operating lease on the Fort Worth, Texas building. These increases in cash used in investing activities were partially offset by $2.6 million in cash we received upon maturity of our available-for-sale investments.
     Net cash provided by financing activities was $13.7 million during the three months ended September 30, 2006, as compared to $108.8 million for the three months ended September 30, 2005. During the three months ended September 30, 2006, net cash from financing activities primarily consisted of $10.3 million of net borrowings under the Credit Facility in connection with our repurchase of the manufacturing assets. During the three months ended September 30, 2005, our proceeds from financing activities included $107.8 million of net proceeds from the issuance of common stock.
Commitments and Contractual Obligations
     Our manufacturing assets repurchase on July 31, 2006 eliminated our commitment to pay Cardinal Health any future profit share amounts. In connection with the repurchase, we recorded charges of $9.7 million in the first quarter of fiscal 2007, which represents non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health. We were also required to make an escrow deposit in the amount of $2.2 million, representing the remaining obligation for the operating lease on the Fort Worth, Texas building. In addition, we entered into a packaging agreement with Cardinal Health, under which, in exchange for a guaranteed amount of packaging capacity, we are committed to pay Cardinal Health non-refundable capacity reservation payments of $3.0 million in each year during the contract years ending June 30, 2007 and 2008 and $1.5 million for the contract year ending June 30, 2009. We also entered into a three year take-or-pay supply agreement with Cardinal Health for the granulation of guaifenesin. Under this supply agreement, we are obligated to purchase or pay for 80% of committed volume at a specified price. The total contracted amount under the granulation agreement is $6.2 million over the three year period between August 1, 2006 and July 31, 2009. We have the ability to use any other vendor with whom we may decide to contract.
     As a result of our manufacturing assets repurchase, Cardinal Health assigned to us its January 2006 agreement with its sole supplier of dextromethorphan, which obligated Cardinal Health to purchase 45 metric tons of dextromethorphan through 2009, which we believe will meet our needs for at least the next four and one-half years. As of September 30, 2006, the remaining commitment for the entire contract was approximately $12.6 million.
     We depend on Boehringer Ingelheim and Delta for all the guaifenesin used in our adult Mucinex and Humibid products. In July 2006, we entered into a new supply agreement with Boehringer Ingelheim, pursuant to which we have agreed to purchase from Boehringer Ingelheim the lesser of 500 metric tons or 100% of our guaifenesin requirements during each contract year. We may purchase volumes in excess of 500 metric tons from other suppliers. In connection with the manufacturing assets repurchase, Cardinal Health assigned us the contracts related to the manufacture of the adult Mucinex and Humibid products, including the guaifenesin supply arrangements with Delta and Boehringer Ingelheim.
     In August 2006, we were notified by Mutual Pharmaceuticals Co., or Mutual, of Mutual’s paragraph IV certification relating to the filing of an ANDA with the FDA for a single-ingredient extended-release formulation of guaifenesin, which, if approved, would be a generic competitor or a licensed branded competitor of Mucinex SE and Humibid SE. On October 2, 2006, we filed a complaint in the United States District Court for the District of New Jersey against Mutual, Pharmaceutical Holdings Corp. and United Research Laboritories, Inc., or URL, for infringement of our patent relating to our oral solid, extended-release guaifenesin products. This lawsuit triggered a stay on the FDA approval of Mutual’s ANDA for a single-ingredient extended-release formulation of guaifenesin for up to 30 months. On October 4, 2006, we filed an identical complaint against Mutual, Pharmaceutical Holdings Corp. and URL in the United States District Court of Pennsylvania strictly as a precautionary measure should Mutual successfully challenge jurisdiction in New Jersey.

     In February 2005, we entered into an agreement with Cornerstone in which we received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRx™ trademarks from us. Additionally, we and Cornerstone released each other from all claims and damages in a previously filed lawsuit. As part of this arrangement, we now have the responsibility for all Humibid product returns, whether sold by us or Cornerstone, and Cornerstone bears the same liability for AlleRx™ products. In connection with this agreement, we are obligated to pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005. During the first quarter of fiscal 2006, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. We believe that we are not liable for these returns under the agreement. However, an obligation to accept such returns would result in an additional charge to pretax earnings of up to $2.6 million.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is confined to our cash and cash equivalents and investments. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with no security with an effective duration in excess of two years, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.
     Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     On October 2, 2006, we filed a Complaint in the United States District Court of New Jersey, Civ. Act. No. 2:06-cv-04700-HAA, which we refer to as the New Jersey action, against Mutual, Pharmaceutical Holdings Corp. and URL, which we refer to collectively as Mutual, asserting that Mutual’s proposed generic products would infringe U.S. Patent 6,372,252, or the 252 Patent. Mutual has yet to respond to the Complaint in the New Jersey action.
     On October 4, 2006, we filed an identical complaint against Mutual in the United States District Court of Pennsylvania, Civ. Act. No. 2:06-cv-04418-PD, which we refer to as the Pennsylvania action, strictly as a precautionary measure should Mutual successfully challenge jurisdiction in New Jersey. On October 10, 2006, Mutual served its Answer and Counterclaims in the Pennsylvania action. In its Answer and Counterclaims, Mutual denied infringement and raised counterclaims asserting that the 252 patent was invalid or unenforceable, and that the Company violated antitrust laws, committed tortious interference, and committed acts that constituted unfair competition. On October 17, 2006, Mutual filed a motion for summary judgment that the 252 patent was invalid.
     On November 2, 2006, the Court in the Pennsylvania action denied Mutual’s motion for summary judgment without prejudice, and stayed Mutual’s antitrust, tortious interference and unfair competition counterclaims. On November 8, 2006, the Pennsylvania Court entered a scheduling order, under which trial is scheduled to commence on April 3, 2007. The Pennsylvania court entered an amended scheduling order on November 9, 2006, setting the trial date for May 15, 2007.
     We are also a party to various claims and suits arising out of matters occurring in the normal course of business. However, as of September 30, 2006, we do not believe that any of these other proceedings or matters will have a material adverse impact on our business, financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
     Our Annual Report on Form 10-K for the year ended June 30, 2006 includes a detailed discussion of our risk factors. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
Risks Relating to Our Business
     An ANDA, for a single-ingredient, extended-release formulation of guaifenesin has been filed with the FDA.
     On August 23, 2006, we received notice from Mutual Pharmaceutical Co., Inc. that they had submitted and have received FDA acceptance of the filing of an ANDA for a single-ingredient extended-release formulation of guaifenesin. The drug related to this ANDA could be a generic competitor or licensed as a branded competitor of Mucinex SE and Humibid SE.
     Mutual has asserted that its proposed products do not infringe our patents that protect Mucinex SE and Humibid SE, or alternatively that certain of our patent claims are not valid. On October 2, 2006, we filed a Complaint in the United States District Court of New Jersey, Civ. Act. No. 2:06-cv-04700-HAA, which we refer to as the New Jersey action, against Mutual, Pharmaceutical Holdings Corp. and United Research Laboratories, Inc., which we refer to collectively as Mutual, asserting that Mutual’s proposed generic products would infringe U.S. Patent 6,372,252, or the 252 Patent. Mutual has yet to respond to the Complaint in the New Jersey action.
     On October 4, 2006, we filed an identical complaint against Mutual in United States District Court of Pennsylvania, Civ. Act. No. 2:06-cv-04418-PD, which we refer to as the Pennsylvania action, strictly as a precautionary measure should Mutual successfully challenge jurisdiction in New Jersey. On October 10, 2006, Mutual served its Answer and Counterclaims in the Pennsylvania action. In its Answer and Counterclaims, Mutual denied infringement and raised counterclaims asserting that the 252 patent was invalid or unenforceable, and that the

Company violated antitrust laws, committed tortious interference, and committed acts that constituted unfair competition. On October 17, 2006, Mutual filed a motion for summary judgment that the 252 patent was invalid.
     On November 2, 2006, the Court in the Pennsylvania action denied Mutual’s motion for summary judgment without prejudice, and stayed Mutual’s antitrust, tortious interference and unfair competition counterclaims. On November 8, 2006, the Pennsylvania Court entered a scheduling order, under which trial is scheduled to commence on April 3, 2007. The Pennsylvania court entered an amended scheduling order on November 9, 2006, setting the trial date for May 15, 2007.
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
     Mucinex SE, Mucinex DM, Mucinex D, Humibid SE, Delsym, and our Children’s Mucinex line of products are our only commercial products. Sales of Mucinex SE accounted for approximately 66.3%, 77.3% and 86.2% of our revenue in fiscal 2006, 2005 and 2004, respectively, and approximately 45.2% and 77.9% of our revenue for the three months ended September 30, 2006 and 2005, respectively. Sales of Mucinex DM accounted for approximately 24.8% and 23.9% of our revenue in fiscal 2006 and 2005, respectively, respectively, and approximately 26.9% and 22.1% of our revenue for the three months ended September 30, 2006 and 2005, respectively. We launched Mucinex D, a product combining long-acting guaifenesin with pseudoephedrine, in October 2005. Sales of Mucinex D accounted for approximately 8.1% of our revenue in fiscal 2006 and approximately 7.7% of our revenue for the three months ended September 30, 2006. We launched Humibid SE, a product containing 1200 mg guaifenesin, in March 2006. Sales of Humibid SE accounted for approximately 0.5% of our revenue in fiscal year 2006 and approximately 0.1% of our revenue in the three months ended September 30, 2006. We began marketing our Delsym products in June 2006 and launched our Children’s Mucinex line of products in August 2006. For the three months ended September 30, 2006, these two products accounted for 9.1% and 11.0% of our revenue, respectively. In the near term, we anticipate that our ability to generate revenues and establish our Mucinex, Humibid, and Delsym brands and our Children’s Mucinex line of products will depend largely on the continued success of Mucinex SE and Mucinex DM and the successful commercialization of Mucinex D, Humibid SE, Delsym and additional products that utilize the Mucinex, Humibid and Delsym brand names. Any failure or delay in our efforts to successfully commercialize our products could have a negative impact on our revenues and ability to execute our business strategy.
We depend on a limited number of customers for a large portion of our sales, and demands made by, or the loss of, one or more of these customers could significantly reduce our margins or sales and adversely affect our business and financial results.
     For fiscal 2006, our top five and top ten customers accounted for an aggregate of approximately 59% and 74% of our gross sales, respectively. For the three months ended September 30, 2006, our top five and ten customers accounted for an aggregate of approximately 63% and 79% of our gross sales, respectively. CVS, McKesson

Corporation, Walgreens, and Wal-Mart each accounted for greater than 10% of our gross sales for fiscal 2006. For the three months ended September 30, 2006, Wal-Mart and CVS each accounted for greater than 10% of our gross sales. In future periods, we expect that our top five and top ten customers will, in the aggregate, continue to account for a large portion of our sales. In addition, retailers have demanded, and may continue to demand, increased service and other accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. Given the growing trend toward consolidation of retailers, we expect demands by customers and the concentration of our sales in a small number of customers to increase. The loss of one or more of our top customers, any significant decrease in sales to these customers, pricing concessions or other demands made by these customers, or any significant decrease in our retail display space in any of these customers’ stores could reduce our sales and margins and could have a material adverse effect on our business, financial condition and results of operations.
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
     On April 20, 2005, an anonymous third party filed a request for reexamination with the USPTO of our U.S. patent no. 6,372,252, which contains claims covering a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial new question of patentability based on prior art. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by petition to the Director of the USPTO. The USPTO advised us on August 18, 2005 that the Director had granted the petition and ordered reexamination, and on December 29, 2005, the USPTO advised us of its initial, non-final determination to reject the claims of our U.S. Patent no. 6,372,252. Under typical procedural practices at the USPTO, this preliminary finding was made prior to our presentation of arguments in favor of affirming the claims under this patent. On March 21, 2006, we presented our arguments to the USPTO examiner in a personal interview, and on March 23, 2006, we filed a written response to the USPTO’s initial determination setting out those arguments. On June 20, 2006, the USPTO advised us that it had decided to continue to reject some claims of our U.S. Patent No. 6,372,252 but to confirm that several claims of this patent were patentable. In response to this communication from the USPTO, which is designated a final action, on August 21, 2006 we filed a request for reconsideration of some aspects of this action. On September 28, 2006, the USPTO responded to this request for reconsideration, adhering to its prior positions and declining to enter certain proposed amendments. We have been given until November 20, 2006 to take appropriate action. We plan to file an additional written submission prior to the current deadline, in which we will ask the USPTO to reconsider its position. Under a reexamination proceeding and, upon completion of the proceeding, the USPTO may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. Pursuant to this reexamination, the USPTO will reconsider the patentability of our delivery system for guaifenesin. We expect the USPTO to complete its review in two to three months, and the entire reexamination process, from this point forward, could take up to as much as four additional years, including the potential for two separate appeals.
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

ADAMS RESPIRATORY THERAPEUTICS, INC.
Date November 14, 2006	/s/ DAVID BECKER
By: David Becker
Its: Chief Financial and Administrative Officer and Treasurer