Form 10-Q
period 2006-12-31
Adams Respiratory Therapeutics, Inc.
filed 2007-02-14
CIK 1319439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐ Accelerated  filer ☐ Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of February 12, 2007: 35,544,486 shares.

ADAMS RESPIRATORY THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “seek”, “predict”, “intend”, “plan”, “estimate”, “anticipate” or the negative version of those words or other comparable words. Specifically, this report contains, among others, forward-looking statements regarding:
•	Our need for additional inventory reserves;

•	our involvement in litigation having a material adverse impact on our business, financial condition, results of operations or cash flows;

•	our obligations related to product returns;

•	our ability to obtain sufficient quantities of raw materials, including dextromethorphan;

•	our reliance on third parties to perform certain aspects of the manufacturing and packaging of our products;

•	our expectations of the seasonality of our product sales and related revenue fluctuations;

•	our intentions to grow our business by increasing the market share of our current products and expanding our product portfolio and our expectation of increased expenses to do so;

•	our ability to meet our anticipated operating needs with our revenues, existing cash and our Credit Facility;

•	our need for additional capital to acquire and develop new products;

•	the timing of the USPTO’s reexamination of the patentability of our delivery system for guaifenesin and our ability to prevail in the reexamination process;

•	our plans to continue our erdosteine clinical development;

•	our reliance on and continued consolidation of our top customers;

•	an increase in stronger and more direct competition, including private label and generic competition;

•	the FDA’s timing and review of Mutual’s ANDA and our ability to maintain our exclusive market position for Mucinex SE and Humibid SE;

•	our expectations of continued pricing pressures;

•	our ability to leverage our brand name and continue the successful marketing of our products;

•	reimbursement of our products under state Medicaid programs; and

•	our exposure to credit rate, interest rate and exchange rate risk.
     Any forward-looking statements contained in this quarterly report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2006, and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
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

ITEM 1.	FINANCIAL STATEMENTS.
Adams Respiratory Therapeutics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	December 31,	June 30,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,195	$34,815
Short-term investments	31,984	22,223
Accounts receivable, net	51,420	19,444
Inventories, net	40,209	10,603
Prepaid expenses and other assets	8,387	4,857
Income taxes receivable	1,000	4,045
Deferred tax assets	5,402	3,659

Total current assets	151,597	99,646

Property, plant and equipment, net of accumulated depreciation	16,371	7,388
Deferred tax assets	2,754	2,545
Intangible assets, net	129,337	127,128
Other assets	12,974	15,883

Total assets	$313,033	$252,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,208	$15,189
Accrued compensation and related items	11,306	5,769
Accrued returns, chargebacks, rebates and other sales allowances	5,423	5,701
Other current liabilities	3,018	1,648

Total current liabilities	50,955	28,307

Long-term liabilities:
Deferred gain on sale of plant assets	—	1,309
Accrued royalties	852	701

Total liabilities	51,807	30,317

Stockholders’ equity:
Preferred Stock $0.01 par value:
Authorized shares — 50,000, issued and outstanding — none	—	—
Common stock, $0.01 par value:
Authorized shares — 100,000, issued and outstanding shares — 35,238 at December 31, 2006 and 34,874 at June 30, 2006	352	349
Additional paid-in capital	475,047	464,877
Accumulated deficit	(214,141)	(242,842)
Accumulated other comprehensive loss	(32)	(111)

Total stockholders’ equity	261,226	222,273

Total liabilities and stockholders’ equity	$313,033	$252,590

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Income
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)

Net sales	$110,576	$63,247	$200,718	$110,264
Cost of goods sold	26,598	13,920	55,956	22,441

Gross margin	83,978	49,327	144,762	87,823

Selling, marketing & administrative	55,963	29,693	85,946	45,562
Product development	6,727	4,096	13,014	7,522
AlleRx charge	2,699	—	2,699	—
Other, net	(823)	(1,862)	(1,702)	(2,788)

	64,566	31,927	99,957	50,296

Income before income taxes	19,412	17,400	44,805	37,527
Provision for income taxes	6,889	6,734	16,104	14,473

Net income	$12,523	$10,666	$28,701	$23,054

Income per common share
Basic	$0.36	$0.32	$0.82	$0.75
Diluted	$0.34	$0.29	$0.77	$0.65

Weighted-average of common shares used in income per share calculation
Basic	35,192	33,464	35,103	30,676
Diluted	37,135	36,398	37,182	35,676
See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2006	34,874	$349	$464,877	$(242,842)	$(111)	$222,273
Comprehensive income:	—	—	—		—
Net income (unaudited)	—	—	—	28,701	—	28,701
Unrealized gain on marketable securities, net of tax of $18 (unaudited)	—	—	—	—	79	79

Total comprehensive income	—	—	—	—	—	28,780

Stock compensation expense (unaudited)	—	—	3,687	—	—	3,687
Exercise of stock options (unaudited)	363	3	2,262	—	—	2,265
Exercise of warrants (unaudited)	1	—	—			—
Tax benefit of stock options (unaudited)	—	—	4,221	—	—	4,221

Balance as of December 31, 2006 (unaudited)	35,238	$352	$475,047	$(214,141)	$(32)	$261,226

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Six Months Ended
	December 31,
	2006	2005
	(unaudited)

Operating Activities
Net income	$28,701	$23,054
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,565	598
Stock compensation expense	3,687	2,177
AlleRx charge	2,699	—
Deferred taxes	(1,970)	1,049
Changes in operating assets and liabilities:
Accounts receivable	(31,976)	(28,774)
Inventories	(29,606)	2,375
Prepaid expenses and other current assets	(3,457)	(1,681)
Intangible assets	(2,692)	—
Other assets	(1,713)	—
Accounts payable	16,019	9,990
Income taxes	3,045	(5,898)
Accrued expenses and other liabilities	2,772	5,670

Net cash (used in)/provided by operating activities	(12,926)	8,560

Investing Activities
Purchases of property, plant and equipment	(10,066)	(900)
Increase in investments and restricted cash	(17,000)	(10,882)
Maturities of investments	12,254	—

Net cash (used in) investing activities	(14,812)	(11,782)

Financing Activities
Borrowings on line of credit	20,000	—
Repayments of line of credit	(20,000)	—
Debt issuance costs	(367)	—
Proceeds from exercise of stock options and warrants	2,265	2,061
Net proceeds from issuance of common stock	—	107,732
Excess tax benefit from exercise of stock options	4,220	12,253

Net cash provided by financing activities	6,118	122,046

Net (decrease)/increase in cash and cash equivalents	(21,620)	118,824

Cash and cash equivalents at beginning of period	34,815	24,655

Cash and cash equivalents at end of period	$13,195	$143,479

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
Basis of Presentation
     Adams Respiratory Therapeutics, Inc. (the “Company”) operates in one business segment, specialty pharmaceuticals. The Company’s “fiscal year” is from July 1 through June 30.
     The unaudited consolidated financial statements presented herein have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For a better understanding of the Company and its financial statements, the Company recommends reading these unaudited consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those consolidated financial statements for the fiscal year ended June 30, 2006, which are included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 28, 2006.
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
Manufacturing Assets Repurchase
     On July 31, 2006, the Company repurchased certain Fort Worth, Texas manufacturing assets from Cardinal Health PTS, LLS (“Cardinal Health”) for $28,000 (the “manufacturing assets repurchase”), $24,000 of which was paid upon closing with the remainder paid quarterly during fiscal 2007. The $28,000 purchase price includes the acquisition of $11,000 in inventory and $7,000 in manufacturing assets. The purchase price also includes $9,700 of non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health, which were recorded primarily within Cost of goods sold during the three months ended September 30, 2006. In accordance with the new granulation and packaging agreements, the Company will continue to rely on Cardinal Health to perform certain aspects of the manufacturing and packaging of Mucinex SE, Mucinex DM, Mucinex D and Humibid SE.
Inventories and Cost of Goods Sold
     Inventories are stated at the lower of cost or market, using the first-in, first-out method. As a result of the manufacturing assets repurchase, the Company began to manufacture its own adult Mucinex and Humibid products, thus carrying raw materials and work in progress in its inventory, in addition to finished goods. The composition of the Company’s inventories is as follows:

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)

	December 31,	June 30,
	2006	2006
Raw materials	$6,563	$—
Work in progress	7,173	—
Finished goods	26,491	10,627

	40,227	10,627
Less: reserve for obsolescence	(18)	(24)

Inventories, net	$40,209	$10,603

     Prior to the manufacturing assets repurchase, Cardinal Health manufactured substantially all of the Company’s products pursuant to a supply agreement with Cardinal Health (the “2004 Supply Agreement”). Under the 2004 Supply Agreement, Cardinal Health was required to segregate direct manufacturing costs from indirect manufacturing costs, as defined in the 2004 Supply Agreement. As finished goods were completed and shipped to a Company-designated warehouse, Cardinal Health billed the Company for the actual direct manufacturing costs incurred plus a mark-up. The mark-up was strictly provided for interim billing and cash flow purposes and the final amount payable to Cardinal Health was calculated at the end of each contract year (March 31st) under a profit sharing formula. The amount subject to the profit sharing was calculated as net sales, as defined in the 2004 Supply Agreement, less the actual manufacturing cost of the goods sold during the contract year less freight and other logistics costs. The resulting gross profit was subject to profit sharing rates that declined as the total value of gross profit increased. At the end of the contract year, a reconciliation was completed and a billing adjustment was made to the extent that the actual calculated profit share was greater or less than the total mark-up paid to Cardinal Health during the contract year. At June 30, 2006, the Company had a receivable of $424 as a result of a mark-up billed by Cardinal Health that exceeded the estimated March 31, 2007 contract year actual profit-share amount, which was included in Prepaid expenses and other assets and eliminated in conjunction with the manufacturing assets repurchase.
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
Income Taxes
     Income taxes are recorded in the Company’s quarterly consolidated financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 35.5% and 38.7% for the three months ended December 31, 2006 and 2005, respectively, and 35.9% and 38.6% for the six months ended December 31, 2006 and 2005, respectively. The decline in the effective rate was primarily related to a tax deduction provided to U.S. manufacturers for which the Company is now eligible as a result of the manufacturing assets repurchase. The decline was also due to the shift in stock compensation expense from non-deductible incentive stock options to deductible non-qualified stock options.
Revenue Recognition
     The Company recognizes product sales when the product is delivered to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowance are reasonably determinable and when collectability is reasonably assured. Accruals for these provisions are presented in the financial statements as reductions to sales.
     Please refer to the Company’s Form 10-K for the fiscal year ended June 30, 2006, for a complete discussion of the Company’s significant accounting policies.

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
2. Supplementary Financial Information
Allowances for Accounts Receivable
     Valuation allowances for accounts receivable as of December 31, 2006 and June 30, 2006 include reserves for cash discounts of $1,004 and $495, respectively, and reserves for trade promotions of $5,465 and $2,796, respectively. The increase in these allowances is primarily related to increased sales of the Company’s products for the six months ended December 31, 2006. Valuation allowances for accounts receivable also include allowances for doubtful accounts of $54 for both periods.
Intangible Assets
     The Company’s intangible assets as of December 31, 2006 and June 30, 2006 consist of the following:

	December 31,	June 30,
	2006	2006
Intangible asset with indefinite life:
Delsym trademark	$122,000	$122,000

Amortizable intangible assets	9,454	6,763
Accumulated amortization	(2,117)	(1,635)

Net balance	$7,337	$5,128

     The Company recorded amortization expense of $219 and $209 for the three months ended December 31, 2006 and 2005, respectively, and $482 and $418 for the six months ended December 31, 2006 and 2005, respectively.
     The estimated remaining aggregate amortization expense for the Company’s amortizable intangible assets is $985 for fiscal 2007, $1,971 for fiscal 2008, $1,701 for fiscal 2009, $355 for each of fiscal 2010 and 2011, and $1,970 thereafter.
     In April 1999, the Company entered into a sublicense agreement with JMED Pharmaceuticals, Inc. (“JMED”), which provided the Company with an exclusive right to manufacture and market AlleRx™ in exchange for making royalty payments to JMED. Subsequently, the Company granted JMED the right to exchange its on-going royalty interest in the sublicense agreement into shares of the Company’s common stock in the event of a public offering or change of control. In December 2004, the Company entered into an agreement with JMED to assign its AlleRx™ sublicense agreement to Cornerstone, pursuant to which the Company paid JMED $2,000 in January 2005, which was recorded as an intangible asset. The agreement assigning the AlleRx™ license agreement to Cornerstone retained the provision allowing JMED to value and convert its on-going royalty interest in the AlleRx™ product valued in excess of the $2,000 into shares of the Company’s common stock in the event of its public offering or change of control. In December 2006, a third-party valuation was completed and the royalty interest was valued at $4,500. Since the appraisal value exceeded the $2,000 previously paid by the Company, JMED had the right to exchange the excess value of its royalty interest of $2,500 into 147,058 unregistered shares of the Company’s common stock at the initial public offering price of $17.00.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
     On December 29, 2006, JMED notified the Company of its intention to convert its royalty interest, and the Company recorded a liability of $5,199, representing the total market value of the 147,058 shares of its common stock at the $40.81 closing market price of its common stock on the date it received notice from JMED, discounted to reflect the fact that the Company issued unregistered shares to JMED with a minimum holding period of one year. The discount rate was determined using Black-Scholes option pricing model for a put option with a one year holding period. In addition, the intangible asset relating to the AlleRx™ interest was increased by $2,500, representing the excess value of the royalty interest per the valuation. Because the $4,500 appraised value of this intangible asset is below the $7,199 in total value paid to JMED ($2,000 in January 2005 and $5,199 in stock issued in January 2007), the Company expensed $2,699 as of December 31, 2006, representing the appreciation in its common stock from its initial public offering through the date of receiving the notice of conversion. This non-cash pre-tax expense was included in a separate line item titled AlleRx charge in the Company’s consolidated statements of income for the three and six months ended December 31, 2006. After issuing shares of its common stock to JMED in January 2007, the Company will actively market the AlleRx™ royalty interest and will reclassify the related intangible asset as held-for-sale.
Other Assets
     Other assets as of December 31, 2006 and June 30, 2006 primarily consist of long-term investments of $9,966 and $14,883, respectively, and a restricted cash balance of $1,000 in both periods. The restricted cash balance consists of a certificate of deposit of $1,000, which represents cash held as collateral for the Company’s letter of credit for its office facility in Chester, New Jersey.
Accrued Returns, Chargebacks, Rebates and Other Sales Allowances
     Included within Accrued returns, chargebacks, rebates and other sales allowances as of December 31, 2006 and June 30, 2006, are allowances for sales returns of $2,546 and $3,150, respectively, and reserves for chargebacks of $848 and $941, respectively.
AlleRx Charge
     In December 2006, the Company recorded a non-cash pre-tax charge of $2,699 relating to the excess valuation of the AlleRx™ royalty interest that the Company received upon JMED’s conversion of this royalty interest into shares of the Company’s common stock in January 2007. (See Supplementary Financial Information — Intangible Assets for additional information relating to this transaction).
Other, net
     Other, net primarily includes interest income of $1,009 and $1,586, respectively, for the three months ended December 31, 2006 and 2005 and interest income of $2,044 and $2,537, respectively, for the six months ended December 31, 2006 and 2005. Also included in Other, net for the three and six months ended December 31, 2006 are interest expenses of $163 and $369, respectively, primarily relating to borrowings from the Company’s senior secured revolving credit facility, which the Company fully repaid in October 2006.
3. Benefit Plan
     The Company provides a 401(k) benefit plan (the “Plan”) covering substantially all of the Company’s employees. Employees are eligible to participate in the Plan upon attaining the age of 21 and completing six months of service with the Company, and can contribute up to 80% of their compensation each year, subject to certain Internal Revenue Code limitations. The Company’s Board of Directors approved a match on employee contributions made during calendar years beginning in 2005, contingent upon an established sales thresholds for each year. For the three months ended December 31, 2006 and 2005, the Company recorded matches of $98 and $2, respectively, on employee deferrals. For the six months ended December 31, 2006 and 2005, matches of $182 and $41, respectively, were recorded by the Company.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
     The Company also provides a deferred compensation plan, which allows certain of its highly compensated employees to defer their future salaries, bonuses or commissions to a future date. The Company’s Other assets as of December 31, 2006 contain rabbi trust assets of $1,315 relating to this arrangement, with a corresponding liability of $1,309 recorded within Accrued compensation and related items.
4. Stockholders’ Equity
Secondary Offerings
     In December 2005, the Company completed a secondary offering of 5,660,890 shares of its common stock. All of the shares sold were sold by selling stockholders. The Company did not sell any shares in, or receive any proceeds from, the secondary offering. The Company paid approximately $700 in legal, printing, accounting and other costs related to the secondary offering, which is included in Selling, marketing and administrative expenses.
     On August 17, 2006, the Company registered 10,025,235 shares of common stock pursuant to its existing contractual obligation to register shares following the first anniversary of its initial public offering in July 2005. On September 15, 2006, the Company filed a prospectus supplement with respect to 3,000,000 shares of its common stock offered by selling stockholders and an additional 450,000 shares of its common stock to cover over-allotments. The Company did not sell any additional shares or receive any proceeds from this registration or the secondary offerings made pursuant to the prospectus supplement. The Company paid approximately $268 in legal, printing, accounting and other costs related to this secondary offering, which are included in Selling, marketing and administrative expenses for the six months ended December 31, 2006.
Stock Compensation Plan
     On August 14, 2006, the Company’s Board of Directors amended the Company’s 2005 Incentive Plan and the Company’s 1999 Long-Term Incentive Plan to require mandatory anti-dilution adjustments for all equity restructurings, including stock dividends, stock splits, spin-offs, rights offerings, or large nonrecurring cash dividends, as well as to continue to permit discretionary adjustments. The Board of Directors also approved new long-term incentive awards including stock options and performance-based restricted stock units under the Company’s 2005 Incentive Plan, as amended. Under the amended 2005 Incentive Plan, stock options and performance shares are subject to a vesting term of three years. The performance-based restricted stock units represent rights to earn shares of the Company’s common stock. Depending on the Company’s level of attainment of specified targets for earnings per share and pre-tax margin for the two consecutive-fiscal-year period beginning on July 1, 2006 and ending on June 30, 2008, the holder of a performance share award may earn from 0% to 150% of the target award. One-half of the units earned will be paid in shares of the Company’s common stock at the end of the two-year performance period, with the remainder paid one year later, provided that the holder is still employed by the Company. Based on the provisions of the amended 2005 Incentive Plan, the Company lowered the expected life of the options granted under the new provisions to three years in calculating the stock option compensation expense. The Company recorded total stock compensation expense of $1,704 and $1,176 for the three months ended December 31, 2006 and 2005, respectively, and $3,687 and $2,177 for the six months ended December 31, 2006 and 2005, respectively, primarily within Selling, marketing and administrative expenses.
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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005

Net income	$12,523	$10,666	$28,701	$23,054

Average shares outstanding — basic	35,192	33,464	35,103	30,676
Weighted average dilutive stock options	1,757	2,617	1,846	2,761
Weighted average assumed conversion of redeemable convertible Preferred stock	—	—	—	1,906
Weighted average dilutive warrants, restricted stock units and performance shares	39	317	86	333
Weighted average dilutive JMED rights (See Note 2)	147	—	147	—

Average shares outstanding — diluted	37,135	36,398	37,182	35,676

Income/(loss) per common share:

Basic	$0.36	$0.32	$0.82	$0.75
Diluted	$0.34	$0.29	$0.77	$0.65
     For the three months ended December 31, 2006 and 2005, there were 392,000 and 67,000 of common share equivalents, respectively, outstanding for the period, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period. For the six months ended December 31, 2006 and 2005, 392,000 and 91,000 of common share equivalents, respectively, were not included in the above calculations due to their anti-dilutive effect for each period.
6. Senior Revolving Credit Facility
     In September 2006, the Company entered into a new five-year $50,000 Senior Secured Revolving Credit Facility (the “Credit Facility”), which may be increased by up to an additional $100,000, subject to compliance with certain conditions, should the Company need additional financing in the future. Prior to closing the Credit Facility, the Company was provided with a bridge facility with immediately available borrowings of up to $25,000. In July 2006, the Company drew $20,000 from the bridge facility in connection with the manufacturing assets repurchase, which was repaid in full and terminated using proceeds from the Credit Facility. In October 2006, the Company repaid the remaining outstanding balance under the Credit Facility. Deferred debt issuance costs of $349 associated with the Credit Facility have been recorded primarily within Other assets as of December 31, 2006.
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
     The Credit Facility contains financial covenants that require the Company to maintain a Leverage Ratio of not greater than 3.5 to 1.0, a senior secured leverage ratio of not greater than 2.0 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. As of December 31, 2006, the Company was in compliance with these covenants.
7. Commitments and Contingencies
     In connection with the 2004 Supply Agreement, the Company was obligated to pay Cardinal Health a minimum profit share of $3,000 during the contract year ending March 31, 2007. The July 31, 2006 manufacturing assets repurchase eliminated the Company’s commitment to pay Cardinal Health any future profit share amounts. In

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
connection with the manufacturing assets repurchase, the Company recorded an expense of $9,700 during the first fiscal quarter of 2007, which represents non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health.
     As a result of the manufacturing assets repurchase, the Company was also required to make an escrow deposit in the amount of $2,169, representing the remaining obligation for the operating lease on the Fort Worth, Texas building. In November 2006, this escrow deposit was refunded to the Company and the operating lease for this facility was amended to include the Company as the lessee. In connection with this amendment, the Company issued an irrevocable letter of credit as a security deposit on the lease in the amount of $1,500. The Company’s future minimum lease commitments under this operating lease are $224 for the remainder of fiscal 2007, $455 for fiscal 2008, $474 for each of fiscal 2009 and 2010, and $355 for fiscal 2011.
     Upon the manufacturing assets repurchase, the Company entered into a packaging agreement with Cardinal Health, under which, in exchange for a guaranteed amount of packaging capacity, the Company is committed to pay Cardinal Health non-refundable capacity reservation payments of $3,000 in each year during the contract years ending June 30, 2007 and 2008 and $1,500 for the contract year ending June 30, 2009. In connection with the manufacturing assets repurchase, the Company also entered into a three year take-or-pay supply agreement with Cardinal Health for the granulation of guaifenesin. Under this supply agreement, the Company is obligated to purchase or pay for 80% of committed volume at a specified price. The total contracted amount under the granulation agreement is $6,200 over the three year period between August 1, 2006 and July 31, 2009. The Company also has the ability to use any other vendor with whom it may decide to contract.
     As a result of the Company’s manufacturing assets repurchase, Cardinal Health assigned to the Company its January 2006 agreement with its sole supplier of dextromethorphan, which obligated Cardinal Health to purchase 45 metric tons of dextromethorphan through 2009. The Company believes this supply will meet its needs for at least the next four and one-half years. As of December 31, 2006, the remaining commitment for the entire contract was approximately $11,640. The Company is in the process of validating a second supplier of dextromethorphan, which the Food and Drug Administration (the “FDA”) approved in November 2006.
     The Company depends on Boehringer Ingelheim Chemicals, Inc. (“Boehringer Ingelheim”) and Delta Synthetic Co., LTD (“Delta”) for all of the guaifenesin used in its adult Mucinex and Humibid products. In connection with the manufacturing assets repurchase, Cardinal Health assigned the contracts related to the manufacture of the adult Mucinex and Humibid products, including the guaifenesin supply arrangements with Delta and Boehringer Ingelheim, to the Company. In July 2006, the Company entered into a new supply agreement with Boehringer Ingelheim, pursuant to which the Company has agreed to purchase from Boehringer Ingelheim the lesser of 500 metric tons or 100% of its guaifenesin requirements during each contract year. The Company may purchase volumes in excess of 500 metric tons from other suppliers.
     In August 2006, the Company was notified by Mutual Pharmaceutical Co. (“Mutual”) of Mutual’s paragraph IV certification relating to the filing of an abbreviated new drug application (“ANDA”) with the FDA for a single-ingredient extended-release formulation of guaifenesin, which, if approved, would be a generic competitor or a licensed branded competitor of Mucinex SE and Humibid SE. On October 2, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey (the “New Jersey action”) against Mutual, Pharmaceutical Holdings Corp. and United Research Laboratories, Inc. (“URL”) for infringement of the Company’s U.S. Patent 6,372,252 (the “252 Patent”) relating to its oral-solid, extended-release guaifenesin products. This lawsuit triggered a stay on the FDA approval of Mutual’s ANDA for a single-ingredient extended-release formulation of guaifenesin for up to 30 months. On October 4, 2006, the Company filed an identical complaint against Mutual, Pharmaceutical Holdings Corp. and URL in the United States District Court for the District of Pennsylvania (the “Pennsylvania action”) strictly as a precautionary measure should Mutual successfully challenge jurisdiction in New Jersey. On October 10, 2006, Mutual served its Answer and Counterclaims in the Pennsylvania action. In its Answer and Counterclaims, Mutual denied infringement and raised counterclaims asserting that the 252 patent was invalid or unenforceable and that the Company violated antitrust laws, committed tortious interference, and committed acts that constituted unfair competition. On October 17, 2006, Mutual filed a motion for summary judgment that the 252 patent was invalid.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
     On November 2, 2006, the District Court in the Pennsylvania action denied Mutual’s motion for summary judgment without prejudice and stayed Mutual’s antitrust, tortious interference and unfair competition counterclaims. On December 11, 2006, the New Jersey action was transferred to the Pennsylvania court and consolidated with the Pennsylvania action. On January 18, 2007, the District Court entered an amended scheduling order, setting the trial date for June 26, 2007.
     The Company is also a party to various claims and suits arising out of matters occurring in the normal course of business. However, as of December 31, 2006, the Company does not believe that any of these other proceedings or matters will have a material adverse impact on its business, financial condition, results of operations or cash flows.
     In February 2005, the Company entered into an agreement with Cornerstone Biopharma Inc. (“Cornerstone”) in which the Company received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRx™ trademarks from the Company. Additionally, the parties released each other from all claims and damages in a previously filed lawsuit. As part of this arrangement, the Company now has the responsibility for all Humibid product returns, whether sold by the Company or Cornerstone, and Cornerstone bears the same liability for AlleRx™ products. In connection with the Cornerstone agreement, the Company is obligated to pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005. During the first quarter of fiscal year 2006, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. The Company believes that it is not liable for these returns under the agreement with Cornerstone. However, an obligation to accept such returns would result in an additional charge to pretax earnings of up to $2,600.
8. Net Sales Information
Net Sales by Product
     The following table details the Company’s Net sales by product for the three- and six-month periods ended December 31, 2006 and 2005:

	Three months ended		Six months ended
	December 31,		December 31
Product	2006	2005	2006	2005

Mucinex SE	$39,224	$40,837	$79,996	$77,455
Mucinex DM	30,646	12,706	54,905	23,105
Mucinex D	9,130	9,704	16,078	9,704
Children’s Mucinex	12,571	—	22,521	—
Humibid SE	530	—	583	—
Delsym	18,475	—	26,635	—

Net sales	$110,576	$63,247	$200,718	$110,264

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

	December 31,
	2006	2005

Major retailer/mass merchandiser	25%	18%
Major retailer — A	14%	14%
Major retailer — B	12%	14%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the MD&A, financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2006, together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2006, for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
     We are a specialty pharmaceutical company focused on late-stage development, commercialization and marketing of over-the-counter, or OTC, and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market ten products: Mucinex SE, Mucinex DM, Mucinex D, Humibid SE, two Delsym products and four products in our Children’s Mucinex line.
     Mucinex SE. Mucinex SE is a long-acting, single-ingredient guaifenesin OTC product and the only single-ingredient, long-acting guaifenesin product approved by the Food and Drug Administration, or FDA. The FDA approved Mucinex SE in July 2002.
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
     Children’s Mucinex. Children’s Mucinex is a line of OTC products containing immediate-release guaifenesin. These products are available in two quick-melting granular forms that we market as Mini-Melts and two liquid formulations. We began to market the Children’s Mucinex products in August 2006.
      Future Products. In December 2006, we submitted a New Drug Application, or NDA, to the FDA for an oral solid extended-release guaifenesin prescription combination product for the treatment of cough. If approved by the FDA, this will be the first prescription product in our current portfolio of respiratory products. We also have two products already approved by the FDA that we intend to market in the future: a maximum strength OTC combination product containing long-acting guaifenesin and dextromethorphan and a maximum strength OTC combination product containing long-acting guaifenesin and pseudoephedrine. We have decided to postpone the launch of these two products due to slower than anticipated initial levels of distribution of the maximum strength, long-acting, single-ingredient guaifenesin product, marketed as Humibid SE. Like Mucinex SE, Mucinex DM, Mucinex D, Humibid SE and Delsym, these two additional products are the only FDA-approved products of their kind.

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
AlleRx™ Royalty Interest
     In April 1999, we entered into a sublicense agreement with JMED Pharmaceuticals, Inc., or JMED, which provided us with an exclusive right to manufacture and market AlleRx™ in exchange for making royalty payments to JMED. Subsequently, we granted JMED the right to exchange its on-going royalty interest in the sublicense agreement into our common stock in the event of a public offering or change of control. In December 2004, we entered into an agreement with JMED to assign our AlleRx™ sublicense agreement to Cornerstone, pursuant to which we paid JMED $2 million in January 2005, which we recorded as an intangible asset. The agreement assigning the AlleRx™ license agreement to Cornerstone retained the provision allowing JMED to value and convert its on-going royalty interest in the AlleRx™ product valued in excess of the $2 million into shares of our common stock in the event of our public offering or change of control. In December 2006, a third-party valuation was completed and the royalty interest was valued at $4.5 million. Since the appraisal value exceeded the $2.0 million we previously paid, JMED had the right to exchange the excess value of its royalty interest of $2.5 million into 147,058 unregistered shares of our common stock at the initial public offering price of $17.00.
     On December 29, 2006, JMED notified us of its intention to convert its royalty interest, and we recorded a liability of $5.2 million, representing the total market value of the 147,058 shares of our common stock at the $40.81 closing market price of our common stock on the date we received notice from JMED, discounted to reflect the fact that we issued unregistered shares to JMED with a minimum holding period of one year. The discount rate was determined using Black-Scholes option pricing model for a put option with a one year holding period. We also increased the intangible asset relating to the AlleRx™ interest by $2.5 million, representing the excess value of the royalty interest per the valuation. Because the $4.5 million appraised value of this intangible asset is below the $7.2 million in total value we have paid to JMED ($2 million in January 2005 and $5.2 million in stock issued in January 2007), we expensed $2.7 million as of December 31, 2006, representing the appreciation in our common stock from our initial public offering through the date of receiving the notice of conversion. This non-cash pre-tax expense was included in a separate line item titled AlleRx charge in our consolidated statements of income for the three and six months ended December 31, 2006. After the issuing shares of our common stock to JMED in January 2007, we have begun to actively market the AlleRx™ royalty interest and have reclassified the related intangible asset as held-for-sale.
Manufacturing Assets Repurchase
     On July 31, 2006, we repurchased certain Fort Worth, Texas manufacturing assets from Cardinal Health PTS, LLS, or Cardinal Health, which we refer to as the manufacturing assets repurchase, for approximately $28.0 million, $24.0 million of which was paid upon closing with the remainder to be paid quarterly during fiscal 2007. The $28.0 million purchase price includes the acquisition of approximately $11.0 million in inventory and approximately $7.0 million in manufacturing assets. The purchase price also includes $9.7 million of non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health, which were recorded primarily within Cost of goods sold for the three months ended September 30, 2006. In accordance with the new granulation and packaging agreements, we will continue to rely on Cardinal Health to perform certain aspects of the manufacture and packaging of Mucinex SE, Mucinex DM, Mucinex D and Humibid SE.
Critical Accounting Policies and Estimates
     Revenue Recognition. We recognize product sales when the product is delivered to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowance are reasonably determinable and when collectability is reasonably assured. Accruals for these provisions are presented in the consolidated financial statements as reductions to sales.

     Inventories. Our inventories are stated at the lower of cost or market, using the first-in, first-out method. Our manufacturing assets repurchase in July 2006 eliminated our profit share arrangement with Cardinal Health under the Company’s 2004 Supply Agreement with Cardinal Health, or the 2004 Supply Agreement. Upon the manufacturing assets repurchase, we began to manufacture our own adult Mucinex products and to carry raw materials and work in progress in our inventory, in addition to finished goods. Inventories are recorded net of reserves for obsolete inventory, which were $18,000 and $24,000 as of December 31, 2006 and June 30, 2006, respectively. The reserves for obsolete inventory decreased despite an increase in the total inventory balance at December 31, 2006 due to a decrease in finished goods inventory approaching expiration. Our reserves for inventory obsolescence are determined using estimates based on sales trends, historical experience and type and age of inventory. If actual conditions are less favorable than expected, additional inventory reserves may be required. However, we do not expect that this will have a material impact on our consolidated financial statements.
     We have made no material changes to our other critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended June 30, 2006.
Results of Operations
     Three and Six Months Ended December 31, 2006 Compared to Three and Six Months Ended December 31, 2005
     Net Sales. Net sales increased by $47.4 million to $110.6 million for the three months ended December 31, 2006, as compared to $63.2 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, net sales increased by $90.4 million to $200.7 million, as compared to $110.3 million for the six months ended December 31, 2005. These increases in net sales were primarily due to sales from the Delsym product line acquired in June 2006, the continued market penetration of Mucinex DM, and the launch of our Children’s Mucinex line in August 2006. Net sales during the three months ended December 31, 2006 and 2005 approximated 92% of gross sales. Net sales during the six months ended December 31, 2006 and 2005 approximated 93% and 91% of gross sales, respectively. The favorable increase in net sales as a percentage of gross sales for the six-month period was primarily a result of lower than expected utilization of our allowance for Mucinex trade promotions, lower sales returns and lower rebates for government programs, based on additional historical experience.
     The following table sets forth our net sales for the three and six months ended December 31, 2006 and 2005:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
Product	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
(In thousands)

Mucinex SE	$39,224	$40,837	$(1,613)	$79,996	$77,455	$2,541
Mucinex DM	30,646	12,706	17,940	54,905	23,105	31,800
Mucinex D	9,130	9,704	(574)	16,078	9,704	6,374
Children’s Mucinex	12,571	—	12,571	22,521	—	22,521
Delsym	18,475	—	18,475	26,635	—	26,635
Humibid SE	530	—	530	583	—	583

Net Sales	$110,576	$63,247	$47,329	$200,718	$110,264	$90,454

     Cost of Goods Sold. Cost of goods sold increased by $12.7 million to $26.6 million for the three months ended December 31, 2006, as compared to $13.9 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, Cost of goods sold increased by $33.6 to $56.0 million, as compared to $22.4 million for the six months ended December 31, 2005. Cost of goods sold increased in dollar terms primarily as a result of the increase in sales of our products. As a percentage of Net sales, Cost of goods sold for the three months ended December 31, 2006 and 2005 totaled approximately 24.1% and 22.0%, respectively. Cost of goods sold for the six months ended December 31, 2006 and 2005 was 27.9% and 20.4% of Net sales, respectively. Cost of goods sold increased as percentage of Net sales for both periods primarily due to increased sales of higher cost products, including Children’s Mucinex and Delsym. The increases in the percentage for the six-month period were also due to $9.2 million of non-recurring expenses relating to the manufacturing assets repurchase for such items as termination fees and the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health, as well as increased sales of Mucinex D and products packaged within display units, which are higher cost products. Cost of goods sold for the three and six months ended December 31, 2005 included $2.7 million and $5.0 million, respectively, of profit share earned by Cardinal Health under the profit-share arrangement pursuant to the 2004 Supply Agreement, which was eliminated upon the manufacturing assets repurchase.
     Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased by $26.3 million to $56.0 million for the three months ended December 31, 2006, as compared to $29.7 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, Selling, marketing and administrative expenses increased by $40.3 million to $85.9 million, as compared to $45.6 million for the six months ended December 31, 2005. The increases during the three and six months ended December 31, 2006 were primarily due to: (i) approximately $21.0 million and $28.5 million, respectively, associated with various sales, promotional and marketing programs, including increased spending on our consumer advertising campaign, the increase in our sales force from 100 to 125 representatives in July 2006, increased promotions by the trade department, increased business development expenses and increased spending on product samples; (ii) $3.7 million and $8.4 million, respectively, of general and administrative expenses primarily related to increased legal and accounting fees, new headcount, severance, insurance and occupancy costs and exit costs; (iii) approximately $1.8 million and $3.2 million, respectively, of additional expenses related to distribution and shipping on increased sales and higher storage fees from increased manufacturing capacity; and (iv) increases of $0.5 million and $1.4 million, respectively, for stock-based compensation. The increases in Selling, marketing and administrative expenses for the three and six months ended December 31, 2006 were partially offset by the nonrecurrence of the $0.7 million for legal, printing, accounting and other costs related to our secondary offering in December 2005. The increase for the six months ended December 31, 2006 was also partially offset by the nonrecurrence of a fee of $0.5 million we paid and expensed in July 2005 to terminate the development and license agreement with Pharmaceutical Design L.L.C., or PD.
     Product Development. Product development expenses increased by $2.6 million to $6.7 million during the three months ended December 31, 2006, as compared to $4.1 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, Product development expenses increased $5.5 million to $13.0 million, as compared to $7.5 million for the six months ended December 31, 2005. The increases in Product development expenses for the three- and six-month periods in 2006 were primarily due to increased expenses related to our erdosteine Phase IIb clinical program and increased spending on certain product line extensions, including the oral solid extended-release guaifenesin prescription combination product for the treatment of cough for which we submitted a NDA to the FDA in December 2006. Partially offsetting the increase in Product development costs for the three months ended December 31, 2006, as compared to the same prior year period, was a decrease in process improvement related costs. The expenses for the three- and six-month periods ended December 31, 2006 were also partially offset by the nonrecurrence of a $0.7 million milestone payment made to Edmond Pharma SRL for erdosteine during the second quarter of fiscal 2006.
     AlleRx Charge. In December 2006, we recorded a non-cash pre-tax charge of $2.7 million relating to the excess valuation of the AlleRx™ royalty interest that we received upon JMED’s conversion of this royalty interest into shares of our common stock in January 2007. See AlleRx™ Royalty Interest for additional information relating to this transaction.
     Other, net. Other, net decreased by $1.1 million to income of $0.8 million during the three months ended December 31, 2006, as compared to income of $1.9 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, Other, net decreased by $1.1 million to income of $1.7 million, as compared to income of $2.8 million for the six months ended December 31, 2005. The decrease in Other, net during the three and six months ended December 31, 2006 was primarily due to lower interest income of $0.6 million and $0.5 million, respectively, reflecting lower cash balances, partially offset by increased investment rates during fiscal 2007. The decrease in Other, net for the three and six months ended December 31, 2006 was also due to increased interest expense of $0.2 and $0.4 million, respectively, related to borrowings from our senior secured revolving credit facility, which we fully repaid in October 2006.
     Income Taxes. Income tax expense was $6.9 million and $6.7 million, respectively, for the three months ended December 31, 2006 and 2005 and $16.1 million and $14.5 million, respectively, for the six months ended December

31, 2006 and 2005. Our effective tax rate for the three months ended December 31, 2006 and 2005 was 35.5% and 38.7%, respectively. Our effective tax rate for the six months ended December 31, 2006 and 2005 was 35.9% and 38.6%, respectively. The decline in our effective tax rates for the three and six months ended December 31, 2006 was primarily related to a tax deduction provided to U.S. manufacturers for which we are now eligible as a result of our manufacturing assets repurchase. The decline was also due to a shift in our stock compensation expense from non-deductible incentive stock options to deductible non-qualified stock options.
Liquidity and Capital Resources
     In July 2005, we completed our initial public offering of common stock, which generated gross proceeds to us of approximately $117 million. From inception through the completion of our initial public offering, we financed our operations primarily through the net proceeds from private placements of common stock, redeemable convertible preferred stock, notes convertible into redeemable convertible preferred stock, a revolving bank line of credit, and cash generated from our product sales.
     On September 26, 2006, we entered into a new five-year $50.0 million senior secured revolving credit facility, or the Credit Facility, which may be increased by up to an additional $100.0 million, subject to compliance with certain conditions, should we need additional financing in the future. Prior to the closing of the Credit Facility, we were provided with a bridge facility with immediately available borrowings of up to $25.0 million. In July 2006, we drew $20.0 million from the bridge facility in connection with our manufacturing assets repurchase, which we repaid in full and terminated partially using proceeds from the Credit Facility. In October 2006, we repaid the remaining outstanding balance under the Credit Facility. Any future borrowings under the Credit Facility will be used to finance working capital requirements, capital expenditures and acquisitions and for other general corporate purposes. In November 2006, we issued a $1.5 million letter of credit as security deposit on the operating lease we assumed from Cardinal Health as a result of our manufacturing assets repurchase. As a result, we currently have $48.5 million available under the Credit Facility.
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
     The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of not greater than 3.5 to 1.0, a senior secured leverage ratio of not greater than 2.0 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. As of December 31, 2006, we were in compliance with these covenants.
     As of December 31, 2006, we had approximately $13.2 million of cash and cash equivalents, $32.0 million of short-term investments and working capital of $100.6 million, as compared to cash and cash equivalents of $34.8 million, short-term investments of $22.2 million and working capital of $71.3 million as of June 30, 2006. The decrease in cash and cash equivalents was primarily related to approximately $24.0 million that we paid in August 2006 relating to the manufacturing assets repurchase. Our Accounts receivable increased to $51.4 million at December 31, 2006 from $19.4 million as of June 30, 2006, primarily due to increased sales reflecting the seasonality of our business.
     Prior to the manufacturing assets repurchase on July 31, 2006, purchases of our finished product inventory from Cardinal Health were paid at an amount equal to Cardinal Health’s actual manufacturing cost plus a mark-up pursuant to the terms of the 2004 Supply Agreement. The mark-up payments to Cardinal Health were trued up each March 31st to the actual profit share amount. Any excess of the mark-up payments over the actual profit-share amount was refunded to us. As a result of our manufacturing assets repurchase, this profit-share arrangement was terminated.
     Our principal liquidity requirements are to meet the operating expenses of our growing business. Our operating expenses include Selling, marketing and administrative and Product development expenses and contractual commitments related to operating leases, raw material and finished goods purchase commitments, and royalty payments on our Mucinex, Delsym and Humibid products.
     We expect to continue to increase our Selling, marketing and administrative and our Product development expenses. We anticipate our selling and marketing expenses to increase as we seek to (i) increase our share of the OTC cough, cold, allergy, and sinus markets; (ii) market our new Children’s Mucinex line of OTC products and our newly acquired Delsym OTC products; (iii) expand the market for long-acting guaifenesin and combination products; and (iv) continue to switch long-acting guaifenesin and combination prescription products into OTC sales of Mucinex and Humibid products. Therefore, we intend to continue increasing our consumer advertising expense. We anticipate that our administrative expenses will increase to support our current growth plans, including additional headcount. Our Product development expenses will likely increase as a result of our current plans to (i) continue the clinical development program for erdosteine; (ii) expand the Mucinex product line with OTC and prescription line extensions; (iii) develop line extensions for Delsym, and (iv) in-license or acquire specialty pharmaceutical respiratory products and trademarks that may require additional development expenditures to achieve FDA marketing approval. We believe that our cash outflows related to acquiring products and entering into licensing agreements may increase as we pursue our product portfolio expansion initiative.
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
Cash Flows
     Net cash used in operating activities was $12.9 million for the six months ended December 31, 2006, as compared to net cash provided by operating activities of $8.6 million for the six months ended December 31, 2005. The decrease in net cash from operating activities was due to our July 2006 manufacturing assets repurchase, coupled with the growth in our business, which led to a substantial increase in our inventory balance. The decrease in net cash from operating activities was partially offset by increased income taxes, accounts payable and net income.
     Net cash used in investing activities was $14.8 million for the six months ended December 31, 2006, as compared to $11.8 million for the six months ended December 31, 2005. The increase in net cash used in investing activities primarily related to increased property, plant and equipment purchases of $9.2 million, which included approximately $7.0 million of manufacturing assets we acquired in connection with our manufacturing assets repurchase from Cardinal Health, as well as increased investment purchases of $6.1 million. These increases in net cash used in investing activities were partially offset by $12.3 million in cash we received upon maturity of our available-for-sale investments during the six months ended December 31, 2006.
     Net cash provided by financing activities was $6.1 million during the six months ended December 31, 2006, as compared to $122.0 for the six months ended December 31, 2005. During the three months ended December 31, 2005, our proceeds from financing activities included $107.8 million of net proceeds from the issuance of our common stock.

Commitments and Contractual Obligations
     Our manufacturing assets repurchase on July 31, 2006 eliminated our commitment to pay Cardinal Health any future profit share amounts under the 2004 Supply Agreement. In connection with the repurchase, we recorded charges of $9.7 million in the first quarter of fiscal 2007, which represents non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health.
     As a result of the manufacturing assets repurchase, we were required to make an escrow deposit in the amount of $2.2 million, representing the remaining obligation for the operating lease on the Fort Worth, Texas building. In November 2006, this escrow deposit was refunded to us and the operating lease for this facility was amended to include us as the lessee. In connection with this amendment, we issued an irrevocable letter of credit as a security deposit on the lease in the amount of $1.5 million. Our future minimum lease commitments under this operating lease are $0.2 million for the remainder of fiscal 2007, $0.5 million for fiscal 2008, 2009 and 2010, and $0.4 for fiscal 2011.
     Upon the manufacturing assets repurchase, we entered into a packaging agreement with Cardinal Health, under which, in exchange for a guaranteed amount of packaging capacity, we are committed to pay Cardinal Health non-refundable capacity reservation payments of $3.0 million in each year during the contract years ending June 30, 2007 and 2008 and $1.5 million for the contract year ending June 30, 2009. We also entered into a three year take-or-pay supply agreement with Cardinal Health for the granulation of guaifenesin. Under this supply agreement, we are obligated to purchase or pay for 80% of committed volume at a specified price. The total contracted amount under the granulation agreement is $6.2 million over the three year period between August 1, 2006 and July 31, 2009. However, we also have the ability to use any other vendor with whom we may decide to contract.
     As a result of our manufacturing assets repurchase, Cardinal Health assigned to us its January 2006 agreement with its sole supplier of dextromethorphan, which obligated Cardinal Health to purchase 45 metric tons of dextromethorphan through 2009. We believe this supply will meet our needs for at least the next four and one-half years. As of December 31, 2006, the remaining commitment for the entire contract was approximately $11.6 million. We are currently in the process of validating a second supplier of dextromethorphan, which the FDA approved in November 2006.
     We depend on Boehringer Ingelheim Chemicals, Inc., or Boehringer Ingelheim, and Delta Synthetic Co., LTD, or Delta, for all of the guaifenesin used in our adult Mucinex and Humibid products. In connection with the manufacturing assets repurchase, Cardinal Health assigned us the contracts related to the manufacture of the adult Mucinex and Humibid products, including the guaifenesin supply arrangements with Delta and Boehringer Ingelheim. In July 2006, we entered into a new supply agreement with Boehringer Ingelheim, pursuant to which we have agreed to purchase from Boehringer Ingelheim the lesser of 500 metric tons or 100% of our guaifenesin requirements during each contract year. We may purchase volumes in excess of 500 metric tons from other suppliers.
     In August 2006, we were notified by Mutual Pharmaceuticals Co., or Mutual, of Mutual’s paragraph IV certification relating to the filing of an abbreviated new drug application, or ANDA, with the FDA for a single-ingredient extended-release formulation of guaifenesin, which, if approved, would be a generic competitor or a licensed branded competitor of Mucinex SE and Humibid SE. On October 2, 2006, we filed a complaint in the United States District Court for the District of New Jersey against Mutual, Pharmaceutical Holdings Corp. and United Research Laboratories, Inc., or URL, for infringement of our U.S. Patent 6,372,252, or the 252 Patent, relating to our oral solid, extended-release guaifenesin products. This lawsuit triggered a stay on the FDA approval of Mutual’s ANDA for a single-ingredient extended-release formulation of guaifenesin for up to 30 months. On October 4, 2006, we filed an identical complaint against Mutual, Pharmaceutical Holdings Corp. and URL in the United States District Court for the District of Pennsylvania strictly as a precautionary measure should Mutual successfully challenge jurisdiction in New Jersey. On October 10, 2006, Mutual served its Answer and Counterclaims in the Pennsylvania action. In its Answer and Counterclaims, Mutual denied infringement and raised counterclaims asserting that the 252 patent was invalid or unenforceable and that we violated antitrust laws, committed tortious interference, and committed acts that constituted unfair competition. On October 17, 2006, Mutual filed a motion for summary judgment that the 252 patent was invalid.

     On November 2, 2006, the District Court in the Pennsylvania action denied Mutual’s motion for summary judgment without prejudice and stayed Mutual’s antitrust, tortious interference and unfair competition counterclaims. On December 11, 2006, the New Jersey action was transferred to the Pennsylvania court and consolidated with the Pennsylvania action. On January 18, 2007, the District Court entered an amended scheduling order, setting the trial date for June 26, 2007.
     In February 2005, we entered into an agreement with Cornerstone Biopharma Inc., or Cornerstone, in which we received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRx™ trademarks from us. Additionally, we and Cornerstone released each other from all claims and damages in a previously filed lawsuit. As part of this arrangement, we now have the responsibility for all Humibid product returns, whether sold by us or Cornerstone, and Cornerstone bears the same liability for AlleRx™ products. In connection with this agreement, we are obligated to pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005. During the first quarter of fiscal 2006, a major wholesaler indicated that they were in possession of a significant amount of Humibid prescription inventory. We believe that we are not liable for these returns under the agreement with Cornerstone. However, an obligation to accept such returns would result in an additional charge to pretax earnings of up to $2.6 million.
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

     Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
     On October 2, 2006, we filed a Complaint in the United States District Court for the District of New Jersey, Civ. Act. No. 2:06-cv-04700-HAA, which we refer to as the New Jersey action, against Mutual, Pharmaceutical Holdings Corp. and URL, which we refer to collectively as Mutual, asserting that Mutual’s proposed generic products would infringe the 252 Patent.
     On October 4, 2006, we filed an identical complaint against Mutual in the United States District Court for the District of Pennsylvania, Civ. Act. No. 2:06-cv-04418-PD, which we refer to as the Pennsylvania action, strictly as a precautionary measure should Mutual successfully challenge jurisdiction in New Jersey. On October 10, 2006, Mutual served its Answer and Counterclaims in the Pennsylvania action. In its Answer and Counterclaims, Mutual denied infringement and raised counterclaims asserting that the 252 patent was invalid or unenforceable and that we violated antitrust laws, committed tortious interference, and committed acts that constituted unfair competition. On October 17, 2006, Mutual filed a motion for summary judgment that the 252 patent was invalid.
     On November 2, 2006, the District Court in the Pennsylvania action denied Mutual’s motion for summary judgment without prejudice and stayed Mutual’s antitrust, tortious interference and unfair competition counterclaims. On December 11, 2006, the New Jersey action was transferred to the Pennsylvania court and consolidated with the Pennsylvania action. On January 18, 2007, the District Court entered an amended scheduling order, setting the trial date for June 26, 2007.
     We are also a party to various claims and suits arising out of matters occurring in the normal course of business. However, as of December 31, 2006, we do not believe that any of these other proceedings or matters will have a material adverse impact on our business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS.
Our Annual Report on Form 10-K for the year ended June 30, 2006 includes a detailed discussion of our risk factors. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
Risks Relating to Our Business
     An ANDA for a single-ingredient, extended-release formulation of guaifenesin has been filed with the FDA.
     On August 23, 2006, we received notice from Mutual that they had submitted and have received FDA acceptance of the filing of an ANDA for a single-ingredient extended-release formulation of guaifenesin. The drug related to this ANDA could be a generic competitor or licensed as a branded competitor of Mucinex SE and Humibid SE.
     Mutual has asserted that its proposed products do not infringe our patents that protect Mucinex SE and Humibid SE, or alternatively that certain of our patent claims are not valid. On October 2, 2006, we filed a Complaint in the United States District Court for the District of New Jersey, Civ. Act. No. 2:06-cv-04700-HAA against Mutual, Pharmaceutical Holdings Corp. and United Research Laboratories, Inc., which we refer to collectively as Mutual, asserting that Mutual’s proposed generic products would infringe U.S. Patent 6,372,252, or the 252 Patent.
     On October 4, 2006, we filed an identical complaint against Mutual in the United States District Court for the District of Pennsylvania, Civ. Act. No. 2:06-cv-04418-PD, strictly as a precautionary measure should Mutual successfully challenge jurisdiction in New Jersey. On October 10, 2006, Mutual served its Answer and Counterclaims in the Pennsylvania action. In its Answer and Counterclaims, Mutual denied infringement and raised counterclaims asserting that the 252 patent was invalid or unenforceable and that the Company violated antitrust laws, committed tortious interference, and committed acts that constituted unfair competition. On October 17, 2006, Mutual filed a motion for summary judgment that the 252 patent was invalid.

     On November 2, 2006, the District Court in the Pennsylvania action denied Mutual’s motion for summary judgment without prejudice and stayed Mutual’s antitrust, tortious interference and unfair competition counterclaims. On December 11, 2006, the New Jersey action was transferred to the Pennsylvania court and consolidated with the Pennsylvania action. On January 18, the District Court entered an amended scheduling order, setting the trial date for June 26, 2007.
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
     We intend to vigorously defend our exclusive market position for Mucinex SE and Humibid SE. We may not be successful, however, in maintaining our exclusive market position and can offer no assurance as to the outcome of Mutual’s ANDA filing. If the FDA approves this ANDA, then our competitive position could be weakened and we may face stronger and more direct competition, which could negatively impact our business and operating results. Furthermore, the approval of a generic competitor to Mucinex SE and Humibid SE may encourage Mutual or others to file ANDAs covering products that compete with Mucinex DM, Mucinex D and other products that combine guaifenesin with other ingredients. As a result, we may face greater competition from more competitors across our line of extended-release guaifenesin products, which could have a material adverse impact on our revenues, profitability and cash flows.
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
     Mucinex SE, Mucinex DM, Mucinex D, Humibid SE, Delsym, and our Children’s Mucinex line of products are our only commercial products. Sales of Mucinex SE accounted for approximately 66.3%, 77.3% and 86.2% of our revenue in fiscal 2006, 2005 and 2004, respectively, approximately 35.5% and 64.6% of our revenue for the three months ended December 31, 2006 and 2005, respectively, and approximately 39.9% and 70.2% of our revenue for the six months ended December 31, 2006 and 2005, respectively. Sales of Mucinex DM accounted for approximately 24.8% and 23.9% of our revenue in fiscal 2006 and 2005, respectively, approximately 27.7% and 20.1% of our revenue for the three months ended December 31, 2006 and 2005, respectively, and approximately 27.4% and 20.1% of our revenue for the six months ended December 31, 2006 and 2005, respectively. We launched Mucinex D, a product combining long-acting guaifenesin with pseudoephedrine, in October 2005. Sales of Mucinex D accounted for approximately 8.1% of our revenue in fiscal 2006, approximately 8.3% and 15.3% of our revenue for the three months ended December 31, 2006 and 2005, respectively, and 8.0% and 8.8% of our revenue for the six months ended December 31, 2006 and 2005, respectively. We launched Humibid SE, a product containing 1200 mg guaifenesin, in March 2006. Sales of Humibid SE accounted for approximately 0.5% of our revenue in fiscal year 2006 and approximately 0.5% and 0.3% of our revenue in the three and six months ended December 31, 2006, respectively. We began marketing our Delsym products in June 2006. Sales of Delsym accounted for 16.7% and 13.3% of our revenue for the three and six months ended December 31, 2006, respectively. We launched our Children’s Mucinex line of products in August 2006. For the three and six months ended December 31, 2006, sales of Children’s Mucinex accounted for 11.4% and 11.2%, respectively, of our revenue. In the near term, we anticipate that our ability to generate revenues and establish our Mucinex, Humibid, and Delsym brands and our Children’s Mucinex line of products will depend largely on the continued success of Mucinex SE and Mucinex DM and the successful commercialization of Mucinex D, Humibid SE, Delsym and additional products that utilize the Mucinex, Humibid and Delsym brand names. Any failure or delay in our efforts to successfully commercialize our products could have a negative impact on our revenues and ability to execute our business strategy.

We depend on a limited number of customers for a large portion of our sales, and demands made by, or the loss of, one or more of these customers could significantly reduce our margins or sales and adversely affect our business and financial results.
     For fiscal 2006, our top five and top ten customers accounted for an aggregate of approximately 59% and 74% of our gross sales, respectively. For the six months ended December 31, 2006, our top five and ten customers accounted for an aggregate of approximately 60% and 76% of our gross sales, respectively. CVS, McKesson Corporation, Walgreens, and Wal-Mart each accounted for greater than 10% of our gross sales for fiscal 2006. For the six months ended December 31, 2006, Wal-Mart, CVS and Walgreens each accounted for greater than 10% of our gross sales. In future periods, we expect that our top five and top ten customers will, in the aggregate, continue to account for a large portion of our sales. In addition, retailers have demanded, and may continue to demand, increased service and other accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. Given the growing trend toward consolidation of retailers, we expect demands by customers and the concentration of our sales in a small number of customers to increase. The loss of one or more of our top customers, any significant decrease in sales to these customers, pricing concessions or other demands made by these customers, or any significant decrease in our retail display space in any of these customers’ stores could reduce our sales and margins and could have a material adverse effect on our business, financial condition and results of operations.
If we fail to obtain an adequate level of reimbursement for our products by Medicaid, our business may be adversely affected. Additionally, many state Medicaid programs do not cover the costs of our products and we cannot ensure that any Medicaid programs will continue to reimburse us for our products.
     The availability and levels of reimbursement by Medicaid affect the market for both our current and future products. Medicaid continually attempts to contain or reduce the costs of healthcare by challenging the prices charged for pharmaceuticals. For example, we are obligated to provide rebates to the state Medicaid programs on sales of our products to Medicaid beneficiaries. We expect to continue to experience pricing pressures in connection with the sale of our current and future products due to potential increases in rebates and other downward trends in reimbursement aimed at reducing healthcare costs and legislative proposals.
     Medicaid does not generally cover the costs of OTC products. However, 26 state Medicaid programs (three of which require prior approval of reimbursement from the state Medicaid program, or PA) have covered and continue to cover the cost of Mucinex SE, 17 state Medicaid programs (three of which require PA) have covered and continue to cover the cost of Mucinex DM, 13 state Medicaid programs (three of which require PA) have covered and continue to cover the cost of Mucinex D, 13 state Medicaid programs (two of which require PA) have covered and continue to cover the cost of Humibid SE, 11 state Medicaid programs (two of which require PA) have covered and continue to cover the cost of Mucinex Children’s Mini-Melts, 16 state Medicaid programs (three of which require PA) have covered and continue to cover the cost of Mucinex Children’s Liquid, and 11 state Medicaid programs (two of which require PA) have covered and continue to cover the cost of Delsym. We can offer no assurance that any Medicaid program will cover any of our new products or will continue to cover our current products.
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

Patent no. 6,372,252. Under typical procedural practices at the USPTO, this preliminary finding was made prior to our presentation of arguments in favor of affirming the claims under this patent. On March 21, 2006, we presented our arguments to the USPTO examiner in a personal interview, and on March 23, 2006, we filed a written response to the USPTO’s initial determination setting out those arguments. On June 20, 2006, the USPTO advised us that it had decided to continue to reject some claims of our U.S. Patent No. 6,372,252 but to confirm that several claims of this patent were patentable. In response to this communication from the USPTO, which is designated a final action, on August 21, 2006, we filed a request for reconsideration of some aspects of this action. On September 28, 2006, the USPTO responded to this request for reconsideration, adhering to its prior positions and declining to enter certain proposed amendments. On November 20, 2006, we filed a notice of appeal, and on January 22, 2007, we filed an appeal brief with the USPTO.
     Under a reexamination proceeding and upon completion of the proceeding, the USPTO may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. Pursuant to this reexamination, the USPTO will reconsider the patentability of our delivery system for guaifenesin. We expect the USPTO to complete its review in two to three months, and the entire reexamination process, from this point forward, could take up to as much as four additional years, including the potential for two separate appeals.
     We intend to vigorously defend our patent position, and we believe we will prevail in the reexamination process. We may not be successful, however, in maintaining our patent or the scope of its claims during reexamination and can offer no assurance as to the outcome of a reexamination proceeding. If the USPTO does not confirm our patent or substantially narrows the claims of our patent following a reexamination, then our competitive position could be weakened and we may face stronger and more direct competition, which would negatively impact our business and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On January 15, 2006, we issued 147,058 shares of our common stock to JMED Pharmaceuticals, Inc., or JMED, in connection with JMED’s conversion of its royalty interest in the AlleRx™ sublicense agreement. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — AlleRx™ Royalty Interest for a further discussion of the terms of JMED’s conversion of its royalty interest into our common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At our Annual Meeting of stockholders, held on December 15, 2006, the following proposals were voted upon by the stockholders as indicated below:
1.	To elect two Class II directors to serve on our board of directors for a three-year term expiring in fiscal year 2010:

	Number of Shares
	For	Withheld
Joan P. Neuscheler	31,668,802	1,217,134

William C. Pate	31,666,904	1,219,032
     The terms of our Class I directors, John N. Lilly and Donald J. Liebentritt, and our Class III directors, Kirk K. Calhoun, Harold F. Oberkfell, and Michael J. Valentino, continued after the meeting.
2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year 2007.

For	Against	Abstain
32,865,385	2,982	17,569

ITEM 6.	EXHIBITS.

Exhibit
Number		Description

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESPIRATORY THERAPEUTICS, INC.
Date February 13, 2007	/s/ RITA M. O’CONNOR
	By:	Rita M. O’Connor
	Its:	Chief Financial Officer and Treasurer