Form 10-Q
period 2007-03-31
Adams Respiratory Therapeutics, Inc.
filed 2007-05-15
CIK 1319439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer    ☐       Accelerated filer    ☐       Non-accelerated filer    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐       No    ☑
Number of shares of common stock, par value $0.01, outstanding as of May 11, 2007: 35,620,460 shares.

ADAMS RESPIRATORY THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “seek”, “predict”, “intend”, “plan”, “estimate”, “anticipate” or the negative version of those words or other comparable words. Specifically, this report contains, among others, forward-looking statements regarding:
•	Our need for additional inventory reserves;

•	our involvement in litigation having a material adverse impact on our business, financial condition, results of operations or cash flows;

•	our obligations related to product returns;

•	our ability to obtain sufficient quantities of raw materials, including dextromethorphan;

•	our reliance on third parties to perform certain aspects of the manufacturing and packaging of our products;

•	our expectations of the seasonality of our product sales and related revenue fluctuations;

•	our intentions to grow our business by increasing the market share of our current products and expanding our product portfolio and our expectation of increased expenses to do so;

•	our ability to meet our anticipated operating needs with our revenues, existing cash and our Credit Facility;

•	our need for additional capital to acquire and develop new products;

•	the impact of our April 2007 recall of specific lots of Children's Mucinex liquid products;

•	the timing of the USPTO’s reexamination of the patentability of our delivery system for guaifenesin and our ability to prevail in the reexamination process;

•	the outcome of, and our plans with respect to, our erdosteine clinical development;

•	our reliance on and continued consolidation of our top customers;

•	an increase in stronger and more direct competition, including private label and generic competition;

•	the FDA’s timing and review of Mutual’s ANDA and Mutual's ability to sell generic versions of certain of our products;

•	the approval of our settlement agreement with Mutual;

•	our expectations of continued pricing pressures;

•	our ability to leverage our brand name and continue the successful marketing of our products;

•	reimbursement of our products under state Medicaid programs; and

•	our exposure to credit rate, interest rate and exchange rate risk.
     Any forward-looking statements contained in this quarterly report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
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

ITEM 1. FINANCIAL STATEMENTS.
Adams Respiratory Therapeutics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	March 31,	June 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,692	$34,815
Short-term investments	32,975	22,223
Accounts receivable, net	31,092	19,444
Inventories, net	42,881	10,603
Prepaid expenses and other assets	6,209	4,857
AlleRx royalty interest held-for-sale	3,771	1,531
Income taxes receivable	4,138	4,045
Deferred tax assets	6,152	3,659

Total current assets	164,910	101,177

Property, plant and equipment, net of accumulated depreciation	18,475	7,388
Deferred tax assets	2,746	2,545
Intangible assets, net	125,478	125,597
Other assets	3,066	15,883

Total assets	$314,675	$252,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,587	$15,189
Accrued compensation and related items	7,389	5,769
Accrued returns, chargebacks, rebates and other sales allowances	9,054	5,701
Other current liabilities	3,194	1,648

Total current liabilities	39,224	28,307

Long-term liabilities:
Deferred gain on sale of plant assets	—	1,309
Accrued royalties	690	701

Total liabilities	39,914	30,317

Stockholders’ equity:
Preferred Stock $0.01 par value:
Authorized shares – 50,000, Issued and outstanding – none	—	—
Common stock, $0.01 par value:
Authorized shares – 100,000
Issued and outstanding shares – 35,567 at March 31, 2007 and 34,874 at June 30, 2006	356	349
Additional paid-in capital	485,698	464,877
Accumulated deficit	(211,277)	(242,842)
Accumulated other comprehensive loss	(16)	(111)

Total stockholders’ equity	274,761	222,273

Total liabilities and stockholders’ equity	$314,675	$252,590

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Income
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)
Net sales	$84,024	$76,002	$284,742	$186,266
Cost of goods sold	23,691	16,166	79,647	38,607

Gross margin	60,333	59,836	205,095	147,659

Selling, marketing & administrative	52,629	28,440	138,575	74,002
Product development	5,043	3,837	18,057	11,359
AlleRx charge	—	—	2,699	—
Other, net	(1,165)	(80)	(2,867)	(2,868)

	56,507	32,197	156,464	82,493

Income before income taxes	3,826	27,639	48,631	65,166
Provision for income taxes	962	10,696	17,066	25,169

Net income	$2,864	$16,943	$31,565	$39,997

Income per common share
Basic	$0.08	$0.49	$0.90	$1.25
Diluted	$0.08	$0.46	$0.85	$1.12

Weighted-average of common shares used in income per share calculation
Basic	35,515	34,355	35,238	31,884
Diluted	37,169	36,759	37,217	35,653
See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2006	34,874	$349	$464,877	$(242,842)	$(111)	$222,273
Comprehensive income:	—	—	—		—
Net income (unaudited)	—	—	—	31,565	—	31,565
Unrealized gain on marketable securities, net of tax of $55 (unaudited)	—	—	—	—	95	95

Total comprehensive income	—	—	—	—	—	31,660

Stock compensation expense (unaudited)	—	—	6,077	—	—	6,077
Exercise of stock options (unaudited)	545	6	2,714	—	—	2,720
AlleRx conversion (unaudited)	147	1	5,198			5,199
Exercise of warrants (unaudited)	1	—	—			—
Tax benefit of stock options (unaudited)	—	—	6,832	—	—	6,832

Balance as of March 31, 2007 (unaudited)	35,567	$356	$485,698	$(211,277)	$(16)	$274,761

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Nine Months Ended
	March 31,
	2007	2006
	(unaudited)
Operating Activities
Net income	$31,565	$39,997
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	2,430	902
Stock compensation expense	6,077	3,501
AlleRx charge	2,699	—
Loss on write-off of property, plant and equipment	—	896
Loss on lease, net of sublease income	—	631
Deferred taxes	(2,639)	1,102
Changes in operating assets and liabilities:
Accounts receivable	(11,648)	(28,107)
Inventories	(32,278)	1,021
Prepaid expenses and other current assets	(1,279)	(5,137)
Intangible assets	(192)	—
Other assets	(1,773)	—
Accounts payable	4,398	4,527
Income taxes	(93)	133
Accrued expenses and other liabilities	5,199	1,489

Net cash provided by operating activities	2,466	20,955

Investing Activities
Purchases of property, plant and equipment	(12,946)	(3,488)
Increase in investments and restricted cash	(28,000)	(35,599)
Maturities of investments	32,172	—

Net cash used in investing activities	(8,774)	(39,087)

Financing Activities
Borrowings on line of credit	20,000	—
Repayments of line of credit	(20,000)	—
Debt issuance costs	(367)	—
Proceeds from exercise of stock options and warrants	2,720	2,532
Net proceeds from issuance of common stock	—	107,772
Excess tax benefit from exercise of stock options	6,832	16,766

Net cash provided by financing activities	9,185	127,070

Net increase in cash and cash equivalents	2,877	108,938

Cash and cash equivalents at beginning of period	34,815	24,655

Cash and cash equivalents at end of period	$37,692	$133,593

Supplemental Schedule of Noncash Financing Activity
On January 10, 2007, JMED Pharmaceuticals, Inc. converted its AlleRx royalty interest into shares of the Company’s common stock. In conjunction with this transaction, the Company increased its AlleRx intangible asset as follows:

Fair value of restricted common stock issued to JMED	$5,199
AlleRx charge recorded in the Company’s Consolidated Statement of Income	2,699

Increase in AlleRx royalty interest held-for-sale	$2,500

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
     The unaudited consolidated financial statements presented herein have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For a better understanding of the Company and its financial statements, these unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes to those consolidated financial statements for the fiscal year ended June 30, 2006, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on September 28, 2006.
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
Manufacturing Assets Repurchase
     On July 31, 2006, the Company repurchased certain Fort Worth, Texas manufacturing assets (the “manufacturing assets repurchase”) from Cardinal Health PTS, LLS (“Cardinal Health”) for $28,000, $24,000 of which was paid upon closing with the remainder paid quarterly during fiscal 2007. The $28,000 purchase price includes the acquisition of $11,000 in inventory and $7,000 in manufacturing assets. The purchase price also includes $9,700 of non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health, which were recorded primarily within Cost of goods sold during the three months ended September 30, 2006. In accordance with the new granulation and packaging agreements that the Company entered into with Cardinal Health at closing, the Company will continue to rely on Cardinal Health to perform certain aspects of the manufacturing and packaging of Mucinex SE, Mucinex DM, Mucinex D and Humibid SE.
Inventories and Cost of Goods Sold
     Inventories are stated at the lower of cost or market, using the first-in, first-out method. As a result of the manufacturing assets repurchase, the Company began to manufacture its own adult Mucinex and Humibid products, thus carrying raw materials and work in progress in its inventory, in addition to finished goods. The composition of the Company’s inventories is as follows:

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)

	March 31,	June 30,
	2007	2006
Raw materials	$6,062	$—
Work in progress	5,471	—
Finished goods	31,518	10,627

	43,051	10,627
Less: reserve for obsolescence	(170)	(24)

Inventories, net	$42,881	$10,603

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
     The accounting policy with regard to the 2004 Supply Agreement with Cardinal Health was to record the actual direct manufacturing cost and estimated profit share as inventory. Each month as product was sold, the actual direct manufacturing cost plus the estimate of the profit share amount earned by Cardinal Health was charged to cost of sales. The estimated profit share amount considered for each contract year included: (i) the Company’s projected net product sales and gross profit, (ii) the projected profit share and (iii) the contractual minimum profit share amount.
Income Taxes
     Income taxes are recorded in the Company’s quarterly consolidated financial statements based on the Company’s estimated annual effective income tax rate. The effective rates used in the calculation of income taxes were 25.1% and 38.7% for the three months ended March 31, 2007 and 2006, respectively, and 35.1% and 38.6% for the nine months ended March 31, 2007 and 2006, respectively. The declines in the Company’s effective tax rates were primarily due to a tax deduction provided to U.S. manufacturers for which the Company is now eligible as a result of the manufacturing assets repurchase, as well as the shift in stock compensation expense from non-deductible incentive stock options to deductible non-qualified stock options. In addition, the declines in the Company’s effective tax rates were due to an adjustment recorded during the three months ended March 31, 2007 to align the Company’s tax liability with the Company’s 2006 tax return, as filed during the third quarter of fiscal 2007, which reduced the Company’s effective tax rate by 10.3% and 0.8% for the three and nine months ended March 31, 2007, respectively. Management does not believe that this adjustment is material to the Company’s consolidated financial statements during any of the periods affected.
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
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosure about uncertainties in the income tax positions taken. The Company will adopt FIN 48 on July 1, 2007, as required, and is currently evaluating the impact of FIN 48 on its financial statements.
2. Supplementary Financial Information
Allowances for Accounts Receivable
     Valuation allowances for accounts receivable as of March 31, 2007 and June 30, 2006 include reserves for cash discounts of $816 and $495, respectively, and reserves for trade promotions of $4,304 and $2,796, respectively. The increase in these allowances is primarily related to increased sales of the Company’s products for the nine months ended March 31, 2007. Valuation allowances for accounts receivable also include allowances for doubtful accounts of $54 for both periods.
Intangible Assets
     The Company’s intangible assets as of March 31, 2007 and June 30, 2006 consist of the following:

	March 31,	June 30,
	2007	2006
Intangible asset with indefinite life:
Delsym trademark	$122,000	$122,000

Amortizable intangible assets	4,354	4,162
Accumulated amortization	(876)	(565)

Net balance	$3,478	$3,597

     The Company recorded amortization expense of $89 and $209 for the three months ended March 31, 2007 and 2006, respectively, and $571 and $627 for the nine months ended March 31, 2007 and 2006, respectively.
     The estimated remaining aggregate amortization expense for the Company’s amortizable intangible assets is $89 for the remainder of fiscal 2007, $355 for each of fiscal 2008, 2009, 2010 and 2011, and $1,969 thereafter.
     Amortizable intangible assets include $2,575 relating to the Company’s Humibid trademark, net of accumulated amortization of $425. During the quarter ended March 31, 2007, the Company updated its impairment analysis for the Humibid intangible asset and concluded that the cumulative undiscounted cash flows for this asset exceed its carrying value. The Company’s management is currently evaluating the future of the Humibid program. This intangible asset may have to be impaired if a decision is made at a future date to discontinue marketing the Company’s products under the Humibid trademark.
     AlleRx Royalty Interest Held-For-Sale
     In April 1999, the Company entered into a sublicense agreement with JMED Pharmaceuticals, Inc. (“JMED”), which provided the Company with an exclusive right to manufacture and market AlleRx™ in exchange for making

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
royalty payments to JMED. Subsequently, the Company granted JMED the right to exchange its on-going royalty interest in the sublicense agreement into shares of the Company’s common stock in the event of a public offering or change of control. In December 2004, the Company entered into an agreement with JMED to assign its AlleRx™ sublicense agreement to Cornerstone, pursuant to which the Company paid JMED $2,000 in January 2005, which was recorded as an intangible asset. The agreement assigning the AlleRx™ license agreement to Cornerstone retained the provision allowing JMED to value and convert its on-going royalty interest in the AlleRx™ product valued in excess of the $2,000 into shares of the Company’s common stock in the event of its public offering or change of control. In December 2006, a third-party valuation was completed and the royalty interest was valued at $4,500. Because the appraisal value exceeded the $2,000 previously paid by the Company, JMED had the right to exchange the excess value of its royalty interest of $2,500 into 147,058 unregistered shares of the Company’s common stock at the Company’s initial public offering price of $17.00.
     On December 29, 2006, JMED notified the Company of its intention to convert its royalty interest, and the Company recorded a liability of $5,199, representing the total market value of the 147,058 shares of its common stock at the $40.81 closing market price of its common stock on the date it received notice from JMED, discounted to reflect the fact that the Company issued unregistered shares to JMED with a minimum holding period of one year. The discount rate was determined using the Black-Scholes option pricing model for a put option with a one year holding period. In addition, the intangible asset relating to the AlleRx™ interest was increased by $2,500, representing the excess value of the royalty interest per the valuation. Because the $4,500 appraised value of this intangible asset is below the $7,199 in total value paid to JMED ($2,000 in January 2005 and $5,199 in stock issued in January 2007), the Company expensed $2,699 in December 2006, representing the appreciation in its common stock from its initial public offering through the date of receiving the notice of conversion. This non-cash pretax expense is included in a separate line item, titled AlleRx charge, in the Company’s consolidated statements of income for the nine months ended March 31, 2007. On January 10, 2007, the Company issued 147,058 shares of its common stock to JMED and began to actively market the AlleRx™ royalty interest to outside parties. Accordingly, the Company reclassified the related intangible asset to held-for-sale at its net carrying value of $3,771 and suspended amortization of this asset, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Other Assets
     Other assets as of June 30, 2006 primarily consist of long-term investments of $14,883. As of March 31, 2007, all remaining investments are scheduled to mature within one year and have been reclassified to short-term. Also included within Other assets is a restricted cash balance of $1,000 in both periods. The restricted cash balance consists of a certificate of deposit of $1,000, which represents cash held as collateral for the Company’s letter of credit for its office facility in Chester, New Jersey.
Accrued Returns, Chargebacks, Rebates and Other Sales Allowances
     Included within Accrued returns, chargebacks, rebates and other sales allowances as of March 31, 2007 and June 30, 2006, are allowances for sales returns of $6,182 and $3,150, respectively, and reserves for chargebacks of $843 and $941, respectively. The allowance for sales returns as of March 31, 2007 includes approximately $2,900 of estimated product returns associated with the April 2, 2007 voluntary recall of specific lots of Children’s Mucinex liquid products, which the Company initiated because of possible confusion in determining the proper dose of medication for children that could have occurred due to the dosing cup included in the product packaging, and approximately $1,100 relating to retail inventory of Humibid that has expired or is approaching expiration.
AlleRx Charge
     In December 2006, the Company recorded a non-cash pretax charge of $2,699 relating to the excess valuation of the AlleRx™ royalty interest that the Company received upon JMED’s conversion of its royalty interest into shares of the Company’s common stock in January 2007. (See Note 2. Supplementary Financial Information — Intangible Assets for additional information relating to this transaction).

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
Other, net
     Other, net primarily includes interest income of $811 and $1,638, respectively, for the three months ended March 31, 2007 and 2006 and interest income of $2,855 and $4,175, respectively, for the nine months ended March 31, 2007 and 2006. The interest income during the fiscal 2006 periods was partially offset by a one-time pretax loss of $1,527 recorded in connection with the move of the Company’s corporate headquarters in Chester, New Jersey. This loss was comprised of $896 associated with the write-off of leasehold improvements and furniture and fixtures not moved to the new facility and $631 representing the present value of the cash flows associated with the abandoned lease adjusted for sublease income. Other, net for the three and nine months ended March 31, 2007 includes $365 of AlleRx royalty income. For the nine months ended March 31, 2007, Other, net also contains interest expense of $378, primarily related to borrowings from the Company’s senior secured revolving credit facility, which the Company fully repaid in October 2006.
3. Benefit Plan
     The Company provides a 401(k) benefit plan (the “Plan”) covering substantially all of the Company’s employees. Employees are eligible to participate in the Plan upon attaining the age of 18 and completing six months of service with the Company, and can contribute up to 80% of their compensation each year, subject to certain Internal Revenue Code limitations. The Company’s Board of Directors approved a match on employee contributions made during calendar years beginning in 2005, contingent upon an established sales thresholds for each year. For the three months ended March 31, 2007 and 2006, the Company recorded matches of $117 and $75, respectively, on employee deferrals. For the nine months ended March 31, 2007 and 2006, the Company recorded matches of $299 and $116, respectively.
     The Company also provides a deferred compensation plan, which allows certain of its highly compensated employees to defer their future salaries, bonuses or commissions to a future date. The Company’s Other assets as of March 31, 2007 contain rabbi trust assets of $1,393 relating to this arrangement, with a corresponding liability of $1,387 recorded within Accrued compensation and related items.
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
     On August 17, 2006, the Company registered 10,025,235 shares of common stock pursuant to its existing contractual obligation to register shares following the first anniversary of its initial public offering in July 2005. On September 15, 2006, the Company filed a prospectus supplement with respect to 3,000,000 shares of its common stock offered by selling stockholders and an additional 450,000 shares of its common stock to cover over-allotments. The Company did not sell any additional shares or receive any proceeds from this registration or the secondary offerings made pursuant to the prospectus supplement. The Company paid approximately $268 in legal, printing, accounting and other costs related to this secondary offering, which are included in Selling, marketing and administrative expenses for the nine months ended March 31, 2007.
Stock Compensation Plan
     On August 14, 2006, the Company’s Board of Directors amended the Company’s 2005 Incentive Plan and the Company’s 1999 Long-Term Incentive Plan to require mandatory anti-dilution adjustments for all equity restructurings, including stock dividends, stock splits, spin-offs, rights offerings, or large nonrecurring cash dividends, as well as to continue to permit discretionary adjustments. The Board of Directors also approved new

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
long-term incentive awards including stock options and performance-based restricted stock units under the Company’s 2005 Incentive Plan, as amended. Under the amended 2005 Incentive Plan, stock options and performance shares are subject to a vesting term of three years. The performance-based restricted stock units represent rights to earn shares of the Company’s common stock. Depending on the Company’s level of attainment of specified targets for earnings per share and pretax margin for the two consecutive-fiscal-year period beginning on July 1, 2006 and ending on June 30, 2008, the holder of a performance share award may earn from 0% to 150% of the target award. One-half of the units earned will be paid in shares of the Company’s common stock at the end of the two-year performance period, with the remainder paid one year later, provided that the holder is still employed by the Company. Based on the provisions of the amended 2005 Incentive Plan, the Company lowered the expected life of the options granted under the new provisions to three years in calculating stock option compensation expense. The Company recorded total stock compensation expense of $2,390 and $1,324 for the three months ended March 31, 2007 and 2006, respectively, and $6,077 and $3,501 for the nine months ended March 31, 2007 and 2006, respectively, primarily within Selling, marketing and administrative expenses.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$2,864	$16,943	$31,565	$39,997

Average shares outstanding — basic	35,515	34,355	35,238	31,884
Weighted average dilutive stock options	1,566	2,254	1,755	2,225
Weighted average assumed conversion of redeemable convertible Preferred stock	—	—	—	1,280
Weighted average dilutive warrants, restricted stock units and performance shares	73	150	120	264
Weighted average dilutive JMED rights (See Note 2)	15	—	104	—

Average shares outstanding — diluted	37,169	36,759	37,217	35,653

Income per common share:

Basic	$0.08	$0.49	$0.90	$1.25
Diluted	$0.08	$0.46	$0.85	$1.12
     For the three months ended March 31, 2007 and 2006, there were 390,000 and 104,000 of common share equivalents, respectively, outstanding for the period, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period. For the nine months ended March 31, 2007 and 2006, 400,000 and 123,000 of common share equivalents, respectively, were not included in the above calculations due to their anti-dilutive effect for each period.
6. Senior Revolving Credit Facility
     In September 2006, the Company entered into a new five-year $50,000 Senior Secured Revolving Credit Facility (the “Credit Facility”), which may be increased by up to an additional $100,000, subject to compliance with certain conditions, should the Company need additional financing in the future. Prior to closing the Credit Facility, the Company was provided with a bridge facility with immediately available borrowings of up to $25,000. In July 2006, the Company drew $20,000 from the bridge facility in connection with the manufacturing assets repurchase, which the Company repaid in full and terminated using proceeds from the Credit Facility. In October 2006, the Company

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
repaid the remaining outstanding balance under the Credit Facility. Unamortized deferred debt issuance costs of $330 associated with the Credit Facility have been recorded primarily within Other assets as of March 31, 2007.
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
     The Credit Facility contains financial covenants that require the Company to maintain a Leverage Ratio of not greater than 3.5 to 1.0, a senior secured leverage ratio of not greater than 2.0 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. As of March 31, 2007, the Company was in compliance with these covenants.
7. Commitments and Contingencies
     In March 2007, the Company entered into a 64-month operating lease for a warehouse facility in Fort Worth, Texas, which will commence on May 15, 2007. As part of this lease, the Company will receive free rent for the first five months of the lease. The Company’s future minimum lease commitments under this operating lease are $350 for fiscal 2008, $466 for each of fiscal 2009 through 2012, and $78 for fiscal 2013.
     In connection with the 2004 Supply Agreement, the Company was obligated to pay Cardinal Health a minimum profit share of $3,000 during the contract year ended March 31, 2007. The July 31, 2006 manufacturing assets repurchase eliminated the Company’s commitment to pay Cardinal Health any future profit share amounts. In connection with the manufacturing assets repurchase, the Company recorded an expense of $9,700 during the first fiscal quarter of 2007, which represents non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health.
     As a result of the manufacturing assets repurchase, the Company was also required to make an escrow deposit in the amount of $2,169, representing the remaining obligation for the operating lease on the Fort Worth, Texas building. In November 2006, this escrow deposit was refunded to the Company and the operating lease for this facility was amended to include the Company as the lessee. In connection with this amendment, the Company issued an irrevocable letter of credit as a security deposit on the lease in the amount of $1,500. The Company’s future minimum lease commitments under this operating lease are $112 for the remainder of fiscal 2007, $455 for fiscal 2008, $474 for each of fiscal 2009 and 2010, and $355 for fiscal 2011.
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
     As a result of the Company’s manufacturing assets repurchase, Cardinal Health assigned to the Company its January 2006 agreement with its sole supplier of dextromethorphan, which obligated Cardinal Health to purchase 45 metric tons of dextromethorphan through 2009. The Company believes this supply will meet its needs for at least the next three and one-half years. As of March 31, 2007, the remaining commitment for the entire contract was approximately $11,452. The Company is in the process of evaluating a second supplier of dextromethorphan, which the Food and Drug Administration (the “FDA”) approved in November 2006.

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
     In February 2005, the Company entered into an agreement with Cornerstone Biopharma Inc. (“Cornerstone”) in which the Company received the Humibid trademarks from Cornerstone and Cornerstone received the AlleRx™ trademarks from the Company. Additionally, the parties released each other from all claims and damages in a previously filed lawsuit. As part of this arrangement, the Company now has the responsibility for all Humibid product returns, whether sold by the Company or Cornerstone, and Cornerstone bears the same liability for AlleRx™ products. In connection with the Cornerstone agreement, the Company is obligated to pay Cornerstone a royalty ranging from 1% to 2% of net Humibid sales for a period of three years after February 15, 2005. During the first quarter of fiscal 2006, a major wholesaler indicated that it was in possession of a significant amount of Humibid prescription inventory. The Company believes that it is not liable for these returns under the agreement with Cornerstone. However, an obligation to accept such returns would result in an additional charge to pretax earnings of up to $2,600.
     The Company is a party to various claims and suits arising out of matters occurring in the normal course of business. However, as of March 31, 2007, the Company does not believe that any of these proceedings or matters will have a material adverse impact on its business, financial condition, results of operations or cash flows.
8. Net Sales Information
Net Sales by Product
     The following table details the Company’s Net sales by product for the three- and nine-month periods ended March 31, 2007 and 2006:

	Three months ended		Nine months ended
	March 31,		March 31,
Product	2007	2006	2007	2006
Mucinex SE	$29,886	$51,882	$109,882	$129,370
Mucinex DM	26,588	18,272	81,493	41,372
Mucinex D	8,197	4,689	24,275	14,365
Children’s Mucinex	4,068	—	26,589	—
Delsym	16,226	—	42,861	—
Humibid SE(1)	(941)	1,159	(358)	1,159

Net sales	$84,024	$76,002	$284,742	$186,266

(1)	Humibid SE’s sales for the three and nine months ended March 31, 2007 includes allowance for sales returns of approximately $1,100 relating to retail inventory of Humibid that has expired or is approaching expiration.
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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)

	March 31,
	2007	2006
Wal-mart stores	23%	19%
CVS	13%	11%
Walgreens	13%	12%
McKesson Drug Company	6%	11%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the MD&A, financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
     We are a specialty pharmaceutical company focused on late-stage development, commercialization and marketing of over-the-counter, or OTC, and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market ten products: Mucinex SE, Mucinex DM, Mucinex D, Humibid SE, two Delsym products and four products in our Children’s Mucinex line.
     Mucinex SE. Mucinex SE is a long-acting, single-ingredient guaifenesin OTC product and the only 600 mg single-ingredient, long-acting guaifenesin product approved by the Food and Drug Administration, or FDA. The FDA approved Mucinex SE in July 2002.
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
     Humibid SE. Humibid SE is a long-acting, single-ingredient guaifenesin OTC product and the only 1200 mg single-ingredient long-acting guaifenesin product approved by the FDA. The FDA approved Humibid SE in July 2002, and we began to market Humibid SE in March 2006. The Company is currently evaluating its plans with respect to the future of this product.
     Delsym. Delsym is a long-acting, single-ingredient OTC product containing dextromethorphan and is the only FDA-approved OTC liquid cough suppressant that can deliver 12 hours of cough relief in a single dose. We acquired Delsym from UCB, Inc. in June 2006. We market two products in the Delsym product line, an adult Delsym product and a children’s Delsym product.
     Children’s Mucinex. Children’s Mucinex is a line of OTC products containing immediate-release guaifenesin. These products are available in two quick-melting granular formulations, which we market as Mini-Melts and two liquid formulations. We began to market the Children’s Mucinex products in August 2006.
     Future Products. In December 2006, we submitted a New Drug Application, or NDA, to the FDA for oral solid extended-release guaifenesin and codeine combination products for the prescription treatment of cough. In March 2007, we were notified by the FDA that our NDA had been accepted for filing and is under formal review by the FDA. The Prescription Drug User Fee Act (PDUFA) date for this NDA submission is October 27, 2007. The PDUFA date is the date by which the FDA has set as a goal to review and act on the NDA submission. There is no guarantee that final marketing approval for these products will be granted by this date. If approved by the FDA, this will be the first prescription product in our current portfolio of respiratory products.
     We also have a line of three FDA-approved 1200 mg long-acting guaifenesin single-ingredient and combination OTC products that we intend to bring to market in fiscal 2008. The first product is Maximum Strength Mucinex SE, a long-acting, single-ingredient guaifenesin product; the second is Maximum Strength Mucinex DM containing long-acting guaifenesin and dextromethorphan; and the third is Maximum Strength Mucinex D containing long-acting guaifenesin and pseudoephedrine. Like Mucinex SE, Mucinex DM, Mucinex D and Delsym, these three additional products are the only FDA-approved products of their kind. In addition, during fiscal 2008, we plan to enter a new segment of the OTC cough/cold/allergy/sinus category with a line of two Mucinex nasal spray products containing the nasal decongestant oxymetazoline: Mucinex Full Force Nasal Spray with 12-hour “Concentrated Vapor Technology” and Mucinex Moisture Smart Nasal Spray with 12-hour “Membrane Hydration Technology.”
     We also intend to expand our Children’s Mucinex and Delsym product lines during fiscal 2008. Children’s Mucinex will include two new formulations: Children’s Mucinex Cold, a liquid formulation containing immediate-release guaifenesin and phenylephrine for the treatment of sinus and chest congestion; and Children’s Mucinex Mini-Melts Cough, a quick-melting granular formulation containing immediate-release guaifenesin and dextromethorphan for the treatment of congestion and cough. The Children’s Delsym line of liquid cough suppressants will be expanded to include a new grape flavor.
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
Recent Developments.
Litigation
     On March 21, 2007, we entered into a settlement agreement with Mutual Pharmaceutical Co. and United Research Laboratories, Inc., wholly owned subsidiaries of Pharmaceutical Holdings Corp., which we refer to collectively as Mutual. Under the terms of the settlement agreement, we agreed with Mutual to dismiss all patent infringement claims and all counterclaims in the lawsuit filed by us on October 4, 2006 against Mutual in the U.S. District Court for the Eastern District of Pennsylvania for infringement of our U.S. Patent No. 6,372,252, or the 252 Patent. In the settlement agreement, Mutual admitted that the 252 Patent is valid and enforceable and that the single-ingredient and combination generic extended-release guaifenesin-based products set forth in the Abbreviated New Drug Application, or the ANDA, filed by Mutual with the FDA infringe the 252 Patent. Under the settlement agreement, we granted Mutual a non-exclusive, royalty-free license under the 252 Patent to sell our 600 mg and 1200 mg single-ingredient and combination extended-release guaifenesin products in the United States, subject to certain restrictions. The settlement agreement is subject to review by the Federal Trade Commission and the U.S. Department of Justice.
AlleRx™ Royalty Interest
     In April 1999, we entered into a sublicense agreement with JMED Pharmaceuticals, Inc., or JMED, which provided us with an exclusive right to manufacture and market AlleRx™ in exchange for making royalty payments to JMED. Subsequently, we granted JMED the right to exchange its on-going royalty interest in the sublicense agreement into our common stock in the event of a public offering or change of control. In December 2004, we entered into an agreement with JMED to assign our AlleRx™ sublicense agreement to Cornerstone, pursuant to which we paid JMED $2.0 million in January 2005, which we recorded as an intangible asset. The agreement assigning the AlleRx™ license agreement to Cornerstone retained the provision allowing JMED to value and convert its on-going royalty interest in the AlleRx™ product valued in excess of the $2.0 million into shares of our common stock in the event of our public offering or change of control. In December 2006, a third-party valuation was completed and the royalty interest was valued at $4.5 million. Since the appraisal value exceeded the $2.0 million we previously paid, JMED had the right to exchange the excess value of its royalty interest of $2.5 million into 147,058 unregistered shares of our common stock at our initial public offering price of $17.00.
     On December 29, 2006, JMED notified us of its intention to convert its royalty interest, and we recorded a liability of $5.2 million, representing the total market value of the 147,058 shares of our common stock at the $40.81 closing market price of our common stock on the date we received notice from JMED, discounted to reflect the fact that we issued unregistered shares to JMED with a minimum holding period of one year. The discount rate was determined using the Black-Scholes option pricing model for a put option with a one year holding period. We also increased the intangible asset relating to the AlleRx™ interest by $2.5 million, representing the excess value of the royalty interest per the valuation. Because the $4.5 million appraised value of this intangible asset is below the $7.2 million in total value we have paid to JMED ($2 million in January 2005 and $5.2 million in stock issued in January 2007), we expensed $2.7 million as of December 31, 2006, representing the appreciation in our common stock from our initial public offering through the date of receiving the notice of conversion. This non-cash pretax expense was included in a separate line item titled AlleRx charge in our consolidated statements of income for the nine months ended March 31, 2007. After the issuing shares of our common stock to JMED in January 2007, we have begun to actively market the AlleRx™ royalty interest and have reclassified the related intangible asset as held-for-sale.
     Manufacturing Assets Repurchase
     On July 31, 2006, we repurchased certain Fort Worth, Texas manufacturing assets, which we refer to as the manufacturing assets repurchase, from Cardinal Health PTS, LLS, or Cardinal Health, for approximately $28.0 million, $24.0 million of which was paid upon closing with the remainder to be paid quarterly during fiscal 2007. The $28.0 million purchase price includes the acquisition of approximately $11.0 million in inventory and approximately $7.0 million in manufacturing assets. The purchase price also includes $9.7 million of non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health, which were recorded primarily within Cost of goods sold for the three months ended September 30, 2006. In accordance with the new granulation and packaging agreements we entered into with Cardinal Health at closing, we will continue to rely on Cardinal Health to perform certain aspects of the manufacture and packaging of Mucinex SE, Mucinex DM, Mucinex D and Humibid SE.
     Critical Accounting Policies and Estimates
     Revenue Recognition. We recognize product sales when the product is delivered to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowance are reasonably determinable and when collectability is reasonably assured. Accruals for these provisions are presented in our consolidated financial statements as reductions to sales.
     Inventories. Our inventories are stated at the lower of cost or market, using the first-in, first-out method. Our manufacturing assets repurchase in July 2006 eliminated our profit share arrangement with Cardinal Health under our 2004 Supply Agreement with Cardinal Health, which we refer to as the 2004 Supply Agreement. Upon the manufacturing assets repurchase, we began to manufacture our own adult Mucinex products and to carry raw materials and work-in-progress in our inventory, in addition to finished goods. Inventories are recorded net of reserves for obsolete inventory, which were $170,000 and $24,000 as of March 31, 2007 and June 30, 2006, respectively. The reserves for obsolete inventory increased at March 31, 2007 due to an increase in finished goods inventory approaching expiration, primarily consisting of products packaged within display units. Our reserves for inventory obsolescence are determined using estimates based on sales trends, historical experience and type and age of inventory. If actual conditions are less favorable than expected, additional inventory reserves may be required. However, we do not expect that this will have a material impact on our consolidated financial statements.
     We have made no material changes to our other critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended June 30, 2006.
Results of Operations
     Three and Nine Months Ended March 31, 2007 Compared to Three and Nine Months Ended March 31, 2006
     Net Sales. Net sales increased by $8.0 million to $84.0 million for the three months ended March 31, 2007, as compared to $76.0 million for the three months ended March 31, 2006. For the nine months ended March 31, 2007, net sales increased by $98.4 million to $284.7 million, as compared to $186.3 million for the nine months ended March 31, 2006. These increases in net sales were primarily due to sales from the Delsym product line that we acquired in June 2006, the continued market penetration of Mucinex DM and Mucinex D, and the launch of our

Children’s Mucinex line in August 2006. Net sales of Mucinex SE decreased during the three and nine months ended March 31, 2007, primarily due to the availability of and patient conversion to Mucinex DM and the timing of trade inventory purchases resulting from product backorders in the first half of fiscal 2006. Overall, net sales for our products were also affected by the lower severity of upper respiratory conditions during the 2006-2007 cough/cold season. Net sales during the three months ended March 31, 2007 and 2006 approximated 88% and 94% of gross sales, respectively. Net sales during the nine months ended March 31, 2007 and 2006 approximated 91% and 92% of gross sales, respectively. The unfavorable changes in net sales as a percentage of gross sales were primarily due to increases in reserves of approximately $4.0 million, which included $2.9 million of estimated product returns associated with our April 2, 2007 voluntary recall of specific lots of Children’s Mucinex liquid products. We recalled these lots because of possible confusion in determining the proper dose of medication for children, which could have occurred due to the dosing cup included in the product packaging. The $4.0 million increase in reserves also included approximately $1.1 million relating to retail inventory of Humibid that has expired or is approaching expiration, which resulted in negative net sales for Humibid for the three and nine months ended March 31, 2007.
     The following table sets forth our net sales for the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended			Nine Months Ended
Product	March 31,		Increase/	March 31,		Increase/
(In thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)
Mucinex SE	$29,886	$51,882	$(21,996)	$109,882	$129,370	$(19,488)
Mucinex DM	26,588	18,272	8,316	81,493	41,372	40,121
Mucinex D	8,197	4,689	3,508	24,275	14,365	9,910
Children’s Mucinex	4,068	—	4,068	26,589	—	26,589
Delsym	16,226	—	16,226	42,861	—	42,861
Humibid SE(1)	(941)	1,159	(2,100)	(358)	1,159	(1,517)

Net Sales	$84,024	$76,002	$8,022	$284,742	$186,266	$98,476

(1)	During the quarter ended March 31, 2007, we updated our impairment analysis for the Humibid intangible asset and concluded that the cumulative undiscounted cash flows for this asset exceed its carrying value. Our management is currently evaluating the future of the Humibid program. This intangible asset may have to be impaired if a decision is made at a future date to discontinue marketing products under the Humibid trademark.
     Cost of Goods Sold. Cost of goods sold increased by $7.5 million to $23.7 million for the three months ended March 31, 2007, as compared to $16.2 million for the three months ended March 31, 2006. For the nine months ended March 31, 2007, cost of goods sold increased by $41.0 million to $79.6 million, as compared to $38.6 million for the nine months ended March 31, 2006. Cost of goods sold increased in dollar terms primarily as a result of the increase in sales of our products. As a percentage of net sales, cost of goods sold for the three months ended March 31, 2007 and 2006 totaled approximately 28.2% and 21.3%, respectively. Cost of goods sold for the nine months ended March 31, 2007 and 2006 was 28.0% and 20.7% of net sales, respectively. Cost of goods sold increased as percentage of net sales for both periods primarily due to increased sales of lower-margin products, including Delsym, Mucinex DM, Mucinex D and Children’s Mucinex, and lower sales of higher-margin products such as Mucinex SE, as well as charges recorded during the third quarter of fiscal 2007 relating to scrapped and returned products. The increases in the percentage for the nine-month period were also due to $9.2 million of non-recurring expenses relating to the manufacturing assets repurchase for items such as termination fees and the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Cardinal Health. Cost of goods sold for the three and nine months ended March 31, 2006 included $3.3 million and $8.3 million, respectively, of profit share earned by Cardinal Health under the profit-share arrangement pursuant to the 2004 Supply Agreement, which was eliminated upon the manufacturing assets repurchase.
     Selling, Marketing and Administrative. Selling, marketing and administrative expenses increased by $24.2 million to $52.6 million for the three months ended March 31, 2007, as compared to $28.4 million for the three months ended March 31, 2006. For the nine months ended March 31, 2007, selling, marketing and administrative expenses increased by $64.6 million to $138.6 million, as compared to $74.0 million for the nine months ended March 31, 2006. The increases during the three and nine months ended March 31, 2007 were primarily due to: (i) approximately $17.2 million and $45.8 million, respectively, associated with various sales, promotional and marketing programs, including increased spending on our consumer advertising campaign, increased business development expenses and spending on product samples, increased sales force size, and increased promotions by the trade department; (ii) $4.8 million and $13.2 million, respectively, of general and administrative expenses primarily related to increased legal and accounting fees, increased headcount, severance, insurance and occupancy costs and exit costs; (iii) approximately $1.2 million and $4.4 million, respectively, of additional expenses related to distribution and shipping on increased sales and higher storage fees from increased inventory; and (iv) increases of $1.0 million and $2.4 million, respectively, for stock-based compensation. The increases in selling, marketing and administrative expenses for the nine months ended March 31, 2007 were partially offset by the nonrecurrence of $0.7 million in legal, printing, accounting and other costs related to our secondary offering in December 2005 and the nonrecurrence of a $0.5 million fee we paid and expensed in July 2005 to terminate the development and license agreement with Pharmaceutical Design L.L.C., or PD.
     Product Development. Product development expenses increased by $1.2 million to $5.0 million during the three months ended March 31, 2007, as compared to $3.8 million for the three months ended March 31, 2006. For the nine months ended March 31, 2007, product development expenses increased by $6.7 million to $18.1 million, as compared to $11.4 million for the nine months ended March 31, 2006. The increases in product development expenses for the three- and nine-month periods in fiscal 2007 were primarily due to increased expenses related to our Phase IIb clinical program for erdosteine and increased spending on certain Mucinex product line extensions. Partially offsetting the increase in product development costs for the three months ended March 31, 2007, as compared to the same prior year period, was a decrease in process improvement related costs. The expenses for the nine-month period ended March 31, 2007 were also partially offset by the nonrecurrence of a $0.7 million milestone payment made to Edmond Pharma SRL for erdosteine during the second quarter of fiscal 2006.
     In March 2007, we received the first set of top-line results relating to the Phase IIb erdosteine clinical trial. The preliminary data suggest a significant placebo effect and that the two different erdosteine treatment groups do not seem to break statistically from placebo. While subsequent analyses are showing more promising data, it is still too early to determine the ultimate outcome of the erdosteine program. Further analyses will continue during the remainder of fiscal 2007.
     AlleRx Charge. In December 2006, we recorded a non-cash pretax charge of $2.7 million relating to the excess valuation of the AlleRx™ royalty interest that we received upon JMED’s conversion of this royalty interest into shares of our common stock in January 2007. See AlleRx™ Royalty Interest under this Item 2 for additional information relating to this transaction.
     Other, net. Other, net increased by $1.1 million to income of $1.2 million during the three months ended March 31, 2007, as compared to income of $0.1 million for the three months ended March 31, 2006. The increase in Other, net during the three months ended March 31, 2007 was primarily due to the non-recurrence of a one-time pretax loss of $1.5 million recorded during the three months ended March 31, 2006 in connection with the move of our corporate headquarters in Chester, New Jersey, and to AlleRx royalty income of $0.4 million recorded during the three months ended March 31, 2007. These increases were partially offset by lower interest income of $0.8 million, primarily reflecting lower cash balances, mitigated by increased investment rates during fiscal 2007.
     Other, net remained flat for the nine month period ended March 31, 2007 and 2006, as the nonrecurrence of the pretax loss relating to the move our corporate headquarters and the AlleRx royalty income recorded during the third quarter of fiscal 2007 were offset by decreases in Other, net during the nine months ended March 31, 2007, primarily consisting of lower interest income of $1.3 million and interest expense of $0.4 million related to our past borrowings under our senior secured revolving credit facility.
     Income Taxes. Income tax expense was $1.0 million and $10.7 million for the three months ended March 31, 2007 and 2006, respectively, and $17.1 million and $25.2 million for the nine months ended March 31, 2007 and 2006, respectively. Our effective tax rate for the three months ended March 31, 2007 and 2006 was 25.1% and 38.7%, respectively. Our effective tax rate for the nine months ended March 31, 2007 and 2006 was 35.1% and 38.6%, respectively. The declines in the effective rates were primarily due to a tax deduction provided to U.S. manufacturers for which we are now eligible as a result of the manufacturing assets repurchase, as well as the shift in our stock compensation expense from non-deductible incentive stock options to deductible non-qualified stock options. In addition, the declines in our effective tax rates were due to an adjustment recorded during the three months ended March 31, 2007 to align our tax liability with our 2006 tax return, as filed during the third quarter of fiscal 2007, which reduced our effective tax rate by 10.3% and 0.8% for the three and nine months ended March 31, 2007, respectively. We do not believe that this adjustment is material to our consolidated financial statements during any of the periods affected.
Liquidity and Capital Resources
     In July 2005, we completed our initial public offering of common stock, which generated gross proceeds to us of approximately $117 million. From inception through the completion of our initial public offering, we financed our operations primarily through the net proceeds from private placements of our common stock, redeemable convertible preferred stock, notes convertible into redeemable convertible preferred stock, a revolving bank line of credit, and cash generated from our product sales.
     On September 26, 2006, we entered into a new five-year $50.0 million senior secured revolving credit facility, or the Credit Facility, which may be increased by up to an additional $100.0 million, subject to compliance with certain conditions, should we need additional financing in the future. Prior to the closing of the Credit Facility, we were provided with a bridge facility with immediately available borrowings of up to $25.0 million. In July 2006, we drew $20.0 million from the bridge facility in connection with our manufacturing assets repurchase, which we repaid in full and terminated partially using proceeds from the Credit Facility. In October 2006, we repaid the remaining outstanding balance under the Credit Facility. We intend to use any future borrowings under the Credit Facility to finance working capital requirements, capital expenditures and acquisitions and for other general corporate purposes. In November 2006, we issued a $1.5 million letter of credit as a security deposit on the operating lease we assumed from Cardinal Health as a result of the manufacturing assets repurchase. As a result, we currently have $48.5 million available under the Credit Facility.
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
     The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of not greater than 3.5 to 1.0, a senior secured leverage ratio of not greater than 2.0 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. As of March 31, 2007, we were in compliance with these covenants.
     As of March 31, 2007, we had approximately $37.7 million of cash and cash equivalents, $33.0 million of short-term investments and working capital of $125.7 million, as compared to cash and cash equivalents of $34.8 million, short-term investments of $22.2 million and working capital of $72.9 million as of June 30, 2006. The increase in cash and cash equivalents was primarily related to cash generated by our operations, partially offset by approximately $24.0 million that we paid in August 2006 relating to the manufacturing assets repurchase. Our accounts receivable increased to $31.1 million at March 31, 2007 from $19.4 million as of June 30, 2006, primarily due to increased sales reflecting the seasonality of our business.
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
Cash Flows
     Net cash provided by operating activities was $2.5 million for the nine months ended March 31, 2007, as compared to $21.0 million for the nine months ended March 31, 2006. The decrease in net cash from operating activities was primarily due to our July 2006 manufacturing assets repurchase and the overall growth in our business, which led to a substantial increase in our inventory balance. The decrease in net cash from operating activities was partially offset by a lower increase in our accounts receivable balance during the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006.
     Net cash used in investing activities was $8.8 million for the nine months ended March 31, 2007, as compared to $39.1 million for the nine months ended March 31, 2006. The decrease in net cash used in investing activities primarily related to $32.2 million in cash we received upon maturity of our available-for-sale investments during the nine months ended March 31, 2007 and a decrease of $7.6 million in purchases of investments during the nine months ended March 31, 2007. These decreases in net cash used in investing activities were partially offset by increased property, plant and equipment purchases of $9.5 million, which included approximately $7.0 million of manufacturing assets we acquired in connection with the manufacturing assets repurchase from Cardinal Health.
     Net cash provided by financing activities was $9.2 million during the nine months ended March 31, 2007, as compared to $127.1 for the nine months ended March 31, 2006. During the nine months ended March 31, 2006, our proceeds from financing activities included $107.8 million of net proceeds from the issuance of our common stock in our initial public offering.
Commitments and Contractual Obligations
     In March 2007, we entered into a 64-month operating lease for a warehouse facility in Fort Worth, Texas, which will commence on May 15, 2007. As part of this lease, we will receive free rent for the first five months of the lease. Our future minimum lease commitments under this operating lease are $0.3 million for fiscal 2008, $0.5 million for each of fiscal 2009 through 2012, and $0.1 million for fiscal 2013.
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
     As a result of the manufacturing assets repurchase, we were required to make an escrow deposit in the amount of $2.2 million, representing the remaining obligation for the operating lease on the Fort Worth, Texas building. In November 2006, this escrow deposit was refunded to us and the operating lease for this facility was amended to include us as the lessee. In connection with this amendment, we issued an irrevocable letter of credit as a security deposit on the lease in the amount of $1.5 million. Our future minimum lease commitments under this operating lease are $0.1 million for the remainder of fiscal 2007, $0.5 million for each of fiscal 2008, 2009 and 2010, and $0.4 for fiscal 2011.
     Upon the manufacturing assets repurchase, we entered into a packaging agreement with Cardinal Health, under which, in exchange for a guaranteed amount of packaging capacity, we are committed to pay Cardinal Health non-refundable capacity reservation payments of $3.0 million in each year during the contract years ending June 30, 2007 and 2008 and $1.5 million in the contract year ending June 30, 2009. We also entered into a three year take-or-pay supply agreement with Cardinal Health for the granulation of guaifenesin. Under this supply agreement, we are obligated to purchase or pay for 80% of committed volume at a specified price. The total contracted amount under the granulation agreement is $6.2 million over the three year period between August 1, 2006 and July 31, 2009. However, we also have the ability to use any other vendor with whom we may decide to contract.
     As a result of the manufacturing assets repurchase, Cardinal Health assigned to us its January 2006 agreement with its sole supplier of dextromethorphan, which obligated Cardinal Health to purchase 45 metric tons of dextromethorphan through 2009. We believe this supply will meet our needs for at least the next three and one-half years. As of March 31, 2007, the remaining commitment for the entire contract was approximately $11.5 million. We are currently in the process of evaluating a second supplier of dextromethorphan, which the FDA approved in November 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is confined to our cash and cash equivalents and investments. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, none of which have an effective duration in excess of two years, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.
     Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     On October 2, 2006, we filed a Complaint in the United States District Court for the District of New Jersey, Civ. Act. No. 2:06-cv-04700-HAA, which we refer to as the New Jersey action, against Mutual, asserting that Mutual’s proposed generic products would infringe our U.S. Patent No. 6,372,252, or the ‘252 Patent. On October 4, 2006, we filed an identical complaint against Mutual in the United States District Court for the District of Pennsylvania, Civ. Act. No. 2:06-cv-04418-PD, which we refer to as the Pennsylvania action. On December 11, 2006, the New Jersey action was transferred to the Pennsylvania court and consolidated with the Pennsylvania action.
     On March 21, 2007, we entered into a settlement agreement with Mutual, under which we agreed with Mutual to dismiss without prejudice all patent infringement claims and all counterclaims in the Pennsylvania action. Under the terms of the settlement agreement, Mutual admitted that the ‘252 Patent is valid and enforceable, and that the single-ingredient and combination extended-release guaifenesin-based products set forth in the ANDA filed by Mutual with the FDA infringe the ‘252 Patent. Under the settlement agreement, we granted Mutual a non-exclusive, royalty-free license under the ‘252 Patent to sell the Company’s 600 mg and 1200 mg single-ingredient and combination extended-release guaifenesin products in the United States, subject to the conditions outlined below.
     If Mutual receives FDA approval to market the 600 mg single-ingredient extended-release guaifenesin products, we agreed to grant Mutual a license to sell such products beginning no earlier than July 1, 2012, with the following exceptions: (i) if Mutual has final FDA approval for the 600 mg product, and prior to July 1, 2012, a third party files an ANDA, certifies against and successfully challenges our patents, and gains FDA approval for the 600 mg product, Mutual may begin selling its product 60 days prior to the date of first sale by the third party; or (ii) if Mutual has not received FDA approval to market the 600 mg product at the time the third party commences sale of an FDA-approved 600 mg product, Mutual may enter into a supply agreement with us to purchase tablets at full cost plus a 10% royalty, based on Mutual’s net sales of the licensed product; and Mutual may begin selling such product 90 days after the first sale by the third party.
     If Mutual receives FDA approval to market the 1200 mg single-ingredient extended-release guaifenesin product or the 600mg or 1200 mg combination extended-release guaifenesin products, which we refer to as the Combination Product, the Company will grant Mutual a license to sell such products, upon the occurrence of the following events: (i) if Mutual has final FDA approval for the 1200 mg single-ingredient product or a Combination Product, and a third party files an ANDA, certifies against and successfully challenges our patents, and gains FDA approval for the 1200 mg single-ingredient product or a Combination Product, as the case may be, Mutual may begin selling its product 60 days prior to the date of first sale by the third party; or (ii) if Mutual has not received FDA approval to market the 1200 mg single-ingredient product or a Combination Product, as the case may be, at the time the third party commences sale of such an FDA-approved product, Mutual may enter into a supply agreement with us to purchase tablets at full cost plus a 10% royalty, based on Mutual’s net sales of the licensed product; and Mutual may begin selling product 90 days after the first sale by the third party.
The settlement agreement is subject to review by the Federal Trade Commission and the U.S. Department of Justice. For a further discussion of the lawsuits previously filed by us against Mutual, see Part II. Item 1. Legal Proceedings in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and December 31, 2006.
ITEM 1A. RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 includes a detailed discussion of our risk factors. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Risks Relating to Our Business
We recently completed our phase IIb erdosteine clinical trial and are reviewing the final results of this trial. If we determine the results were unsuccessful, or if the FDA or other regulatory agencies do not accept or approve the results of such studies, this product may not successfully come to market and our business prospects may suffer.
     In May of 2005, we in-licensed erdosteine, a mucoregulator that is currently approved for use in Europe, South Africa and Asia for symptomatic treatment of respiratory infections, bronchitis and chronic obstructive pulmonary disease. In December 2006, we completed our phase IIb erdosteine clinical trial and are reviewing the final analysis of the trial’s results. However, the preliminary data suggests a significant placebo effect and that the two different erdosteine treatment groups do not seem to break statistically from the placebo. We cannot assure you that these trials will ultimately be successful or that the FDA or other relevant regulatory agencies will accept the results and approve or clear erdosteine for sale. Further, we continue to evaluate the potential financial benefits and costs of erdosteine. If we determine that the results of this trial would prevent regulatory approval, or the costs associated with attaining regulatory approval of erdosteine exceed the potential financial benefits of erdosteine, or if the projected development timeline is inconsistent with our investment horizon, we may choose to discontinue the development of erdosteine.
An ANDA for a single-ingredient, extended-release formulation of guaifenesin has been filed with the FDA.
     On August 23, 2006, we received notice from Mutual that they had submitted an ANDA for 600 and 1200 mg single-ingredient extended-release formulations of guaifenesin. On October 4, 2006, the Company sued Mutual for patent infringement based on Mutual’s ANDA filing. On March 21, 2007, the Company and Mutual entered into a settlement agreement of that litigation. As discussed in Item 1, pursuant to the settlement agreement if Mutual obtains FDA approval of its 600 mg ANDA product , it has a license allowing it to sell generic 600 mg product commencing July 1, 20012. Additionally, as discussed above, Mutual may be able to sell generic versions of 1200 mg guaifenesin and guaifenesin combination products if certain conditions occur.
     The agreement with Mutual does not prevent third parties from filing an ANDA(s) seeking to sell generic versions of the Company’s products and asserting that the Company’s patents are not infringed, or are invalid or unenforceable. As of now, the Company has not received any notice letters from other parties indicating that they have filed an ANDA seeking to sell generic versions of Mucinex, Mucinex DM, Mucinex D or any of the Humibid product line.
     If a party files an ANDA(s) seeking to sell generic versions of any of the Mucinex or Humibid products, successfully challenges the Company’s patents, and obtains FDA approval of their proposed generic product(s), then our competitive position could be weakened, and we may face stronger and more direct competition, which could negatively impact our business and operating results. Such potential competition could have a material adverse impact on our revenues, profitability and cash flows.
We depend heavily on the success of two of our existing products, Mucinex SE and Mucinex DM, and the strength of the Mucinex brand. If we are unable to continue to successfully commercialize Mucinex SE and Mucinex DM and build the Mucinex and Delsym brands with the introduction of new products, our results of operations and future prospects will suffer.
     Sales of Mucinex SE accounted for approximately 66.3%, 73.3% and 86.2% of our revenue in fiscal 2006, 2005 and 2004, respectively, approximately 35.6% and 68.3% of our revenue for the three months ended March 31, 2007 and 2006, respectively, and approximately 38.6% and 69.5% of our revenue for the nine months ended March 31, 2007 and 2006, respectively. Sales of Mucinex DM accounted for approximately 24.8% and 23.9% of our revenue in fiscal 2006 and 2005, respectively, approximately 31.6% and 24.0% of our revenue for the three months ended March 31, 2007 and 2006, respectively, and approximately 28.6% and 22.2% of our revenue for the nine months ended March 31, 2007 and 2006, respectively. Sales of our other Mucinex products, including the Children’s Mucinex products, accounted for approximately 8.1% of our revenue in fiscal 2006, approximately 14.6% and 6.2% of our revenue for the three months ended March 31, 2007 and 2006, respectively, and approximately 17.9% and 7.7% of our revenue for the nine months ended March 31, 2007 and 2006, respectively. We began marketing our Delsym products in June 2006. Sales of Delsym accounted for 19.3% and 15.1% of our revenue for the three and six months ended March 31, 2007, respectively. In the near term, we anticipate that our ability to generate revenues and establish our Mucinex and Delsym brands will depend largely on the continued success of Mucinex SE and Mucinex

DM and the successful commercialization of Mucinex D, the Children’s Mucinex products, Delsym and future products that utilize the Mucinex and Delsym brand names. Any failure or delay in our efforts to successfully commercialize our products could have a negative impact on our revenues and ability to execute our business strategy.
We depend on a limited number of customers for a large portion of our sales, and demands made by, or the loss of, one or more of these customers could significantly reduce our margins or sales and adversely affect our business and financial results.
     For fiscal 2006, our top five and top ten customers accounted for an aggregate of approximately 59% and 74% of our gross sales, respectively. For the nine months ended March 31, 2007, our top five and ten customers accounted for an aggregate of approximately 58% and 74% of our gross sales, respectively. CVS, McKesson Corporation, Walgreens, and Wal-Mart each accounted for greater than 10% of our gross sales for fiscal 2006. For the nine months ended March 31, 2007, Wal-Mart, CVS and Walgreens each accounted for greater than 10% of our gross sales. In future periods, we expect that our top five and top ten customers will, in the aggregate, continue to account for a large portion of our sales. In addition, retailers have demanded, and may continue to demand, increased service and other accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. Given the growing trend toward consolidation of retailers, we expect demands by customers and the concentration of our sales in a small number of customers to increase. The loss of one or more of our top customers, any significant decrease in sales to these customers, pricing concessions or other demands made by these customers, or any significant decrease in our retail display space in any of these customers’ stores could reduce our sales and margins and could have a material adverse effect on our business, financial condition and results of operations.
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
     Medicaid does not generally cover the costs of OTC products. However, 26 state Medicaid programs (three of which require prior approval of reimbursement from the state Medicaid program, or PA) have covered and continue to cover the cost of Mucinex SE, 18 state Medicaid programs (three of which require PA) have covered and continue to cover the cost of Mucinex DM, 14 state Medicaid programs (three of which require PA) have covered and continue to cover the cost of Mucinex D, 13 state Medicaid programs (two of which require PA) have covered and continue to cover the cost of Humibid SE, 13 state Medicaid programs (two of which require PA) have covered and continue to cover the cost of Mucinex Children’s Mini-Melts, 21 state Medicaid programs (three of which require PA) have covered and continue to cover the cost of Mucinex Children’s Liquid, and 12 state Medicaid programs (two of which require PA) have covered and continue to cover the cost of Delsym. We can offer no assurance that any Medicaid program will cover any of our new products or will continue to cover our current products.
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
     On April 2, 2007, we initiated a voluntary recall of specific lots of Children’s Mucinex liquid products. We recalled these lots because of possible confusion in determining the proper dose of medication for children, which could have occurred due to the dosing cup included in the product packaging. Although we do not expect the April 2007 recall to have a material adverse effect on our business, any product recalls, which we must report to the FDA, which supervises all such recalls, would divert managerial and financial resources and could harm our reputation with our customers and with the health care professionals who recommend our products, which may have a material adverse effect on our business.
The sale of products containing pseudoephedrine is restricted by additional federal and state government regulations, which may negatively impact our sales of Mucinex D. If the sale of dextromethorphan undergoes similar restrictions it could negatively impact sales of our products containing dextromethorphan.
     Our Mucinex D product contains pseudoephedrine HCl, a FDA-approved ingredient for the relief of nasal congestion. We launched this product in October 2005. We understand that pseudoephedrine has been used in the illicit manufacture of methamphetamine, a dangerous and addictive drug. On March 9, 2006, President Bush signed into law the Combat Methamphetamine Epidemic Act of 2005, which requires that among other things: (i) effective April 9, 2006, consumers are prohibited from purchasing more than (a) 3.6 grams of pseudoephedrine base per day, which equates to four packages of Mucinex D 18 count and two packages of Mucinex D 36 count per day, and (b) 9.0 grams of pseudoephedrine base per month, which equates to ten packages of Mucinex D 18 count and five packages of Mucinex D 36 count per month; and (ii) effective September 30, 2006, retailers are required to (a) place products containing pseudoephedrine, including Mucinex D, behind the counter or in locked cabinets in the main section of their store, and (b) keep an electronic record of all pseudoephedrine sales. We believe that, to date, most states have also enacted regulations concerning the sale of pseudoephedrine, some of which include more restrictive sales limits than the new federal regulations, including limiting the amount of these products that can be purchased at one time, making pseudoephedrine a prescription product, or requiring that these products be located behind the counter, with the stated goal of deterring the illicit/illegal manufacture of methamphetamine. In addition, several retailers, in the absence of such regulations, have begun keeping products containing pseudoephedrine behind the counter. We believe that these restrictions may negatively impact our sales of Mucinex D and the maximum strength version of the same product, once introduced. If additional FDA-approved ingredients such as dextromethorphan, undergo similar restrictions, this could negatively impact sales of our products containing dextromethorphan.
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
     On April 20, 2005, an anonymous third party filed a request for reexamination with the USPTO of our U.S. patent no. 6,372,252, which contains claims covering a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial new question of patentability based on prior art. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by petition to the Director of the USPTO. The USPTO advised us on August 18, 2005 that the Director had granted the petition and ordered reexamination, and on December 29, 2005, the USPTO advised us of its initial, non-final determination to reject the claims of our U.S. Patent no. 6,372,252. Under typical procedural practices at the USPTO, this preliminary finding was made prior to our presentation of arguments in favor of affirming the claims under this patent. On March 21, 2006, we presented our arguments to the USPTO examiner in a personal interview, and on March 23, 2006, we filed a written response to the USPTO’s initial determination setting out those arguments. On June 20, 2006, the USPTO advised us that it had decided to continue to reject some claims of our U.S. Patent No. 6,372,252 but to confirm that several claims of this patent were patentable. In response to this communication from the USPTO, which is designated a final action, on August 21, 2006, we filed a request for reconsideration of some aspects of this action. On September 28, 2006, the USPTO responded to this request for reconsideration, adhering to its prior positions and declining to enter certain proposed amendments. On November 20, 2006, we filed a notice of appeal. On January 8, 2007, the USPTO confirmed that five of the 58 claims in the reexamination were patentable, and on January 22, 2007, we filed an appeal brief with the USPTO regarding the claims that the USPTO had continued to reject.
     Under a reexamination proceeding and upon completion of the proceeding, the USPTO may leave the patent in its present form, narrow the scope of the claims of the patent or cancel all of the claims of the patent. Pursuant to this reexamination, the USPTO will reconsider the patentability of our delivery system for guaifenesin. From this point forward the reexamination could take up to three additional years, including the potential for an additional appeal should the pending appeal be unsuccessful.
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
ITEM 6. EXHIBITS.

Exhibit
Number		Description
10.1*	—	Settlement Agreement, dated March 21, 2007, between Adams Respiratory Therapeutics, Inc., Mutual Pharmaceutical Co. and United Research Laboratories, Inc., wholly owned subsidiaries of Pharmaceutical Holdings Corp.

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESPIRATORY THERAPEUTICS, INC.

Date May 15, 2007	/s/ RITA M. O’CONNOR By: Rita M. O’Connor
Its: Chief Financial Officer and Treasurer