Form 10-Q
period 2007-09-30
Adams Respiratory Therapeutics, Inc.
filed 2007-11-09
CIK 1319439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of November 8, 2007: 35,978,174 shares.

ADAMS RESPIRATORY THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our plans, beliefs and current views with respect to, among other things, future events and financial performance. We often identify these forward-looking statements by the use of forward-looking words such as “believe”, “expect”, “potential”, “continue”, “may”, “will”, “should”, “could”, “would”, “seek”, “predict”, “intend”, “plan”, “estimate”, “anticipate” or the negative version of those words or other comparable words. Specifically, this report contains, among others, forward-looking statements regarding:
•	our course of action related to, and the FDA’s response to, an abbreviated new drug application filing by Perrigo R&D Co.;

•	FTC and DOJ approval of our settlement agreement with Mutual Pharmaceutical Company;

•	our involvement in litigation having an adverse impact on our business, financial condition, results of operations or cash flows;

•	our ability to obtain sufficient quantities of raw materials, including guaifenesin, dextromethorphan and codeine;

•	our expectations of the seasonality of our product sales and related revenue fluctuations;

•	our intentions to market additional products, grow our business and expand our product portfolio;

•	the need to conduct clinical trials to develop product candidates;

•	the FDA’s approval of Mucinex with Codeine;

•	the conversion of prescriptions for long-acting guaifenesin products into sales of our Mucinex brand products;

•	our expectations regarding changes in our unrecognized tax benefit;

•	our operating capital requirements and our ability to meet our anticipated operating needs with revenues, existing cash and our credit facility;

•	the timing of the USPTO’s reexamination of the patentability of our delivery system for guaifenesin and our ability to prevail in the reexamination process;

•	our reliance on and continued consolidation of our top customers;

•	our expectations of increased pricing pressures;

•	our intentions with respect to our consumer and professional marketing efforts;

•	our ability to effectively compete in the respiratory therapeutics market; and

•	our exposure to credit rate and interest rate risk.
     Any forward-looking statements contained in this quarterly report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. In addition, there are or will be important factors that could cause our actual results to differ materially from those in the forward-looking statements. We believe these factors include, but are not limited to, those described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Results of this Quarterly Report on Form 10-Q.
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

ITEM 1. FINANCIAL STATEMENTS.
Adams Respiratory Therapeutics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	September 30,	June 30,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,780	$46,809
Short-term investments	33,698	32,972
Accounts receivable, net	67,428	15,936
Inventories, net	55,901	52,875
Prepaid expenses and other assets	7,883	3,335
Income taxes receivable	—	3,749
Deferred tax assets	8,081	8,178

Total current assets	205,771	163,854

Property, plant and equipment, net of accumulated depreciation	20,400	19,763
Deferred tax assets	5,651	5,041
Intangible assets, net of accumulated amortization	125,384	126,635
Other assets	4,027	3,458

Total assets	$361,233	$318,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$19,143	$24,010
Income taxes payable	11,955	—
Accrued compensation and related items	3,790	6,670
Accrued returns, chargebacks, rebates and other sales allowances	7,842	7,934
Other current liabilities	5,572	2,249

Total current liabilities	48,302	40,863

Long-term liabilities:
Deferred compensation liability	2,188	1,548
Income tax liability	2,876	286
Accrued royalties	725	706

Total liabilities	54,091	43,403

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock $0.01 par value:
Authorized shares – 50,000, Issued and outstanding – none	—	—
Common stock, Class A, $0.01 par value:
Authorized shares – 100,000
Issued and outstanding shares – 35,866 at September 30, 2007 and 35,695 at June 30, 2007, respectively	359	357
Additional paid-in capital	492,202	487,322
Accumulated deficit	(185,418)	(212,313)
Accumulated other comprehensive loss	(1)	(18)

Total stockholders’ equity	307,142	275,348

Total liabilities and stockholders’ equity	$361,233	$318,751

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Income
(Amounts in thousands, except per share amounts)

	Three Months ended
	September 30,
	2007	2006
	(unaudited)
Net sales	$109,976	$90,142
Cost of goods sold	28,494	29,358

Gross margin	81,482	60,784

Selling, marketing & administrative	29,881	29,983
Product development	6,264	6,287
Other, net	(831)	(879)

	35,314	35,391

Income before income taxes	46,168	25,393
Provision for income taxes	16,929	9,215

Net income	$29,239	$16,178

Income per common share
Basic	$0.82	$0.46
Diluted	$0.79	$0.44

Weighted-average of common shares used in income per share calculation
Basic	35,826	35,014
Diluted	37,184	36,965
See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2007	35,695	$357	$487,322	$(212,313)	$(18)	$275,348
Comprehensive income:
Net income (unaudited)	—	—	—	29,239	—	29,239
Unrealized gain on marketable securities, net of tax of $6 (unaudited)	—	—	—	—	17	17

Total comprehensive income						29,256

Stock compensation expense (unaudited)	—	—	1,733	—	—	1,733
Cumulative effect adjustment from adoption of FIN 48 (Note 1) (unaudited)	—	—	—	(2,344)	—	(2,344)
Exercise of stock options and warrants (unaudited)	171	2	1,319	—	—	1,321
Tax benefit of stock options (unaudited)	—	—	1,828	—	—	1,828

Balance as of September 30, 2007 (unaudited)	35,866	$359	$492,202	$(185,418)	$(1)	$307,142

See Notes to Consolidated Financial Statements which are an integral part of these statements.

Adams Respiratory Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three months Ended September 30,
	2007	2006
	(unaudited)
Operating Activities
Net income	$29,239	$16,178
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,173	684
Stock compensation expense	1,733	1,983
Deferred taxes	(513)	(576)
Changes in operating assets and liabilities:
Accounts receivable	(51,492)	(39,226)
Inventories	(3,026)	(16,000)
Prepaid expenses and other current assets	(4,548)	(3,635)
Other assets	(552)	(1,420)
Accounts payable	(4,867)	11,700
Income taxes	15,950	7,880
Accrued expenses and other liabilities	1,010	205

Net cash used in operating activities	(14,893)	(22,227)

Investing Activities
Purchases of property, plant and equipment	(1,559)	(8,151)
Increase in investments	(5,700)	(2,087)
Maturities of investments	4,974	2,607

Net cash used in investing activities	(2,285)	(7,631)

Financing Activities
Borrowings from line of credit	—	20,000
Repayments of line of credit	—	(9,750)
Debt issuance costs	—	(367)
Proceeds from exercise of stock options and warrants	1,321	1,801
Excess tax benefit from exercise of stock options	1,828	2,011

Net cash provided by financing activities	3,149	13,695

Net decrease in cash and cash equivalents	(14,029)	(16,163)
Cash and cash equivalents at beginning of period	46,809	34,815

Cash and cash equivalents at end of period	$32,780	$18,652

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
     The unaudited consolidated financial statements presented herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For a better understanding of the Company and its financial statements, the Company recommends reading these unaudited consolidated financial statements and accompanying notes in conjunction with the audited consolidated financial statements and notes to those consolidated financial statements for the fiscal year ended June 30, 2007, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2007.
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
  Income Taxes
     Income taxes are recorded in the Company’s quarterly consolidated financial statements based on the Company’s estimated annual effective income tax rate.  The effective rates used in the calculation of income taxes were 36.7% and 36.3% for the three months ended September 30, 2007 and 2006, respectively. The increase in the effective tax rate was primarily related to higher state rates due to expanded filing requirements in additional jurisdictions, partially offset by an increase in the allowable tax deduction provided to U.S. manufacturers.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken.
     Effective July 1, 2007, the Company adopted the provisions of FIN 48. As required by FIN 48, the cumulative effect of adopting the provisions of FIN 48 was recorded as an adjustment to the Company’s opening balance of retained earnings, net of tax for accrued interest, resulting in a net decrease to retained earnings of $2,344 to reflect previously recognized tax benefits. The total amount of unrecognized tax benefits as of July 1, 2007 was $1,755, excluding interest and penalties, which, if recognized, would favorably affect the effective income tax rate in future periods. The Company classifies interest expense and potential penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties was $1,021 as of July 1, 2007 and $1,121 as of September 30, 2007.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
     The Company does not reasonably expect that the unrecognized tax benefit will change significantly within the next twelve months. The Company’s open tax years for its federal returns range from 2003 to date and range from 2002 to date for its major state jurisdictions.
     Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for a complete discussion of the Company’s significant accounting policies.
2. Manufacturing Assets Repurchase
     On July 31, 2006, the Company repurchased certain Fort Worth, Texas manufacturing assets from Catalent Pharma Solutions, Inc. (“Catalent”), formerly Cardinal Health PTS, LLC for $28,000 (the “manufacturing assets repurchase”), $24,000 of which was paid upon closing with the remainder paid quarterly during fiscal 2007. The $28,000 purchase price included the acquisition of $11,000 in inventory and $7,000 in manufacturing assets. The purchase price also included $9,700 of non-recurring expenses for items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain from the 2004 sale of the manufacturing assets to Catalent, which were recorded primarily within cost of goods sold during the three months ended September 30, 2006. The Company continues to rely on Catalent to perform certain aspects of the manufacturing and packaging of Mucinex SE, Mucinex DM and Mucinex D, as well as the maximum strength versions of these products, which the Company launched in July 2007.
3. Supplementary Financial Information
  Allowances for Accounts Receivable
     Valuation allowances for accounts receivable as of September 30, 2007 and June 30, 2007 include reserves for cash discounts of $1,320 and $336, respectively, and reserves for trade promotions of $5,330 and $2,830, respectively. Valuation allowances for accounts receivable also include allowances for doubtful accounts of $54 at both, September 30, 2007 and June 30, 2007.
  Inventories
     The composition of the Company’s inventories is as follows:

	September 30,	June 30,
	2007	2007
Raw materials	$8,933	$8,033
Work in progress	14,144	12,443
Finished goods	35,780	36,253

	58,857	56,729
Less: reserve for obsolescence	(2,956)	(3,854)

Inventories, net	$55,901	$52,875

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
Property, Plant and Equipment
     The composition of the Company’s property, plant and equipment is as follows:

	September 30,	June 30,
	2007	2007
Machinery and equipment	$11,340	$10,764
Software	3,008	2,991
Leasehold improvements	4,279	4,210
Furniture and fixtures	3,970	3,719
Construction in progress	2,000	1,354

	24,597	23,038
Less: accumulated depreciation and amortization	(4,197)	(3,275)

Property, plant and equipment, net	$20,400	$19,763

     The Company recorded depreciation expense of $922 and $421 for the three months ended September 30, 2007 and 2006, respectively.
Intangible Assets
     The Company’s intangible assets as of September 30, 2007 and June 30, 2007 consist of the following:

	September 30,	June 30,
	2007	2007
Intangible Asset with Indefinite Life:
Delsym trademark	$122,000	$122,000

Amortizable Intangible Assets:	6,454	6,454
Accumulated amortization	(3,070)	(1,819)

Net balance	$3,384	$4,635

     During the first quarter of fiscal 2008, the Company decided to cease actively marketing the AlleRxTM royalty interest to outside parties due to new business priorities. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the AlleRxTM royalty interest asset has been reclassified from held-for-sale to held-and-used as of September 30, 2007 and a cumulative amortization expense adjustment of $1,212 was recognized during the first quarter of fiscal 2008 within selling, marketing and administrative expenses. As of September 30, 2007, the AlleRxTM royalty interest was recorded at its net carrying value of $2,559, which was below its fair value.
     The Company recorded amortization expense of $1,251 and $263 for the three months ended September 30, 2007 and 2006, respectively. The estimated remaining aggregate amortization expense for the Company’s amortizable intangible assets is $1,328 for the remainder of fiscal 2008, $1,501 for fiscal 2009, $155 for each of fiscal 2010, 2011 and 2012, and $90 thereafter.
Other Assets
     Other assets as of September 30, 2007 and June 30, 2007 primarily consisted of rabbi trust assets of $2,172 and $1,606, respectively, related to the company’s deferred compensation plan. Also included within other assets is restricted cash of $1,000 in both periods, which consists of a certificate of deposit of $1,000, which represents cash held as collateral for the Company’s letter of credit for its office facility in Chester, New Jersey.
Sales Returns and Allowances
     Included within accrued returns, chargebacks, rebates and other sales allowances as of September 30, 2007 and June 30, 2007 are allowances for sales returns of $5,792 and $6,152, respectively, and reserves for chargebacks of

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
$702 and $577, respectively. The reduction in allowance for sales returns was primarily due to processed returns, lowering the allowance related to the April 2007 voluntary recall of certain lots of the Mucinex products for children.
Other, net
     Other, net for the three months ended September 30, 2007 and 2006 primarily consisted of interest income of $804 and $1,035, respectively, reflecting the timing of cash balances as compared to the same prior year period, partially offset by AlleRxTM royalty income of $181 recorded during the first quarter of fiscal 2008.
4. Benefit Plan
     The Company provides a 401(k) benefit plan (the “401(k) Plan”) covering substantially all employees. Employees are eligible to participate in the 401(k) Plan upon attaining the age of 18 and completing six months of service with the Company and can contribute up to 80% of their compensation each year, subject to certain Internal Revenue Code limitations. The Company’s Board of Directors approved a match on employee contributions made during calendar years 2007 and 2006 contingent upon established sales thresholds for fiscal years 2007 and 2006. For the three months ended September 30, 2007 and 2006, $153 and $84, respectively, was recorded on employee matches, primarily within selling, marketing and administrative expenses.
5. Stockholders’ Equity
     On August 24, 2007, the Company’s Board of Directors approved new long-term incentive awards, including stock options, service-based restricted stock units and performance-based restricted stock units, under the Company’s 2005 Incentive Plan, as amended (the “2005 Plan”). Under the 2005 Plan, stock options, restricted stock units and performance shares are subject to a vesting term of three years. The service-based and performance-based restricted stock units represent rights to earn shares of the Company’s common stock. Service-based restricted stock units are converted into shares of the Company’s common stock on each annual vesting date, provided that the holder of the award is still employed by the Company. For performance-based share awards granted in fiscal 2008, the holder may earn from 0% to 200% of the target award, depending on the Company’s level of attainment of specified targets for earnings per share and net sales for the two-consecutive-fiscal-year-period beginning on July 1, 2007 and ending on June 30, 2009. One-half of the units earned will be paid in shares of the Company’s common stock at the end of the two-year performance period, with the remainder paid one year later, provided that the holder is still employed by the Company. For the three months ended September 30, 2007 and 2006, the Company recorded total stock compensation expense of $1,733 and $1,983, respectively, primarily within selling, marketing and administrative expenses.
6. Income per Common Share
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

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)

	September 30,
	2007	2006
	(Shares in thousands)
Net income	$29,239	$16,178

Average shares outstanding – basic	35,826	35,014
Weighted average dilutive stock options	1,295	1,933
Weighted average dilutive warrants, restricted stock units and performance shares	63	18

Average shares outstanding – diluted	37,184	36,965

Income per common share:
Basic	$0.82	$0.46
Diluted	$0.79	$0.44
     As of September 30, 2007 and 2006, there were 682,807 and 373,215 of common share equivalents, respectively, outstanding for the period, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.
7. Senior Revolving Credit Facility
     In September 2006, the Company entered into a new five-year $50,000 senior secured revolving credit facility (the “Credit Facility”), which may be increased by up to an additional $100,000, subject to compliance with certain conditions, should the Company need additional financing in the future. Prior to closing of the Credit Facility, the Company was provided with a bridge facility with immediately available borrowings of up to $25,000. In July 2006, the Company drew $20,000 from the bridge facility in connection with the manufacturing assets repurchase, which was repaid in full and terminated using proceeds from the Credit Facility. In October 2006, the Company repaid the remaining outstanding balance under the Credit Facility. Unamortized deferred debt issuance costs of $294 and $312 associated with the Credit Facility have been recorded within other assets as of September 30, 2007 and June 30, 2007, respectively.
     The Credit Facility terminates on September 26, 2011, unless terminated earlier pursuant to the terms of the Credit Facility agreement. Borrowings under the Credit Facility bear interest at the higher of the prime rate established by the Royal Bank of Canada or 0.50% per annum above the weighted average federal funds rate, subject to quarterly adjustments based on the Company’s debt to EBITDA ratio (“Leverage Ratio,” as defined in the Credit Facility). The Credit Facility also requires the payment of an unused commitment fee equal to 0.20% per annum, subject to quarterly adjustments in accordance with the Company’s Leverage Ratio, ranging from 0.20% to 0.40% on the unused commitment under the Credit Facility.
     The Credit Facility contains certain dividend restrictions. Assuming no event of default exists under the Credit Facility, the Company may only pay dividends in its common stock, or cash dividends in the amount not to exceed 50% of its cumulative positive consolidated net income from July 1, 2006 to the end of the most recent fiscal quarter, plus 100% of net proceeds from any issuance of stock not used to make an acquisition, as long as the Company is still in compliance with the financial covenants after giving effect to such dividend.
     The Credit Facility contains financial covenants that require the Company to maintain a Leverage Ratio of not greater than 3.5 to 1.0, a senior secured leverage ratio of not greater than 2.0 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. As of September 30, 2007, the Company was in compliance with these covenants.
8. Commitments and Contingencies
     On October 4, 2006, the Company filed a complaint against Mutual Pharmaceutical Co. and United Research Laboratories, Inc. (together, “Mutual”) in the U.S. District Court for the District of Pennsylvania, Civ. Act. No. 2:06-cv-04418-PD, asserting that Mutual’s proposed generic products would infringe the Company’s U.S.

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)
Patent No. 6,372,252 (the “’252 Patent”). On March 21, 2007, the Company entered into a settlement agreement with Mutual, under which the Company agreed with Mutual to dismiss all patent infringement claims and all counterclaims in the lawsuit. In the settlement agreement, Mutual admitted that the ’252 Patent is valid and enforceable and that the single-ingredient and combination generic extended-release guaifenesin-based products set forth in the abbreviated new drug application (“ANDA”) filed by Mutual with the Food and Drug Administration (the “FDA”) infringe the ’252 Patent. Under the settlement agreement, the Company granted Mutual a non-exclusive, royalty-free license under the ’252 Patent to sell the Company’s 600 mg and 1200 mg single-ingredient and combination extended-release guaifenesin products in the United States, subject to certain restrictions. The settlement agreement is subject to review by the Federal Trade Commission and the U.S. Department of Justice.
     On August 20, 2007, the Company was notified by Perrigo R&D Co. (“PC”) that PC had filed a Paragraph IV Certification with the FDA in connection with its ANDA for a single ingredient, extended-release formulation of guaifenesin, which, if approved, would compete with the Company’s Mucinex SE product. In its letter, PC notified the Company of its assertion that its proposed product would not infringe the Company’s patents that protect Mucinex SE, or alternatively that certain of the Company’s patent claims are not valid. On September 27, 2007, the Company filed a complaint against PC, Perrigo Company and L. Perrigo Co. (collectively, “Perrigo”) in the U.S. District Court for the District of New Jersey (the “NJ Action”), charging Perrigo with infringement of the ‘252 Patent. On October 2, 2007, the Company filed a substantially identical complaint against Perrigo in the Western District of Michigan (the “MI Action”) as a precautionary measure in the event Perrigo successfully challenges jurisdiction in New Jersey. Perrigo contends that the ‘252 Patent is invalid and not infringed. Perrigo has also counterclaimed in the MI Action for a declaration of invalidity and noninfringement of the ‘252 Patent, as well as a declaration of invalidity and noninfringement of the Company’s U.S. Patent No. 6,955,821. Perrigo has also indicated they will seek to recover attorney fees.
     The NJ Action and the MI Action triggered a stay on the FDA approval of Perrigo’s ANDA for a single-ingredient extended-release formulation of guaifenesin until the earlier of 30 months or until a district court decision that is adverse to the Company. The Company intends to vigorously defend its exclusive market position for Mucinex SE. The Company may not be successful, however, in maintaining its exclusive market position and can offer no assurance as to the outcome of this ANDA filing. If the FDA approves this ANDA, then the Company’s competitive position could be weakened and it may face stronger and more direct competition, which would negatively impact its business and operating results.
     The Company is also a party to various claims and suits arising out of matters occurring in the normal course of business. However, as of September 30, 2007, the Company does not believe that any of these other proceedings are material.
9. Net Sales Information
Net Sales by Product
     The following table details the Company’s net sales by product for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
Product	2007	2006
Mucinex SE (1)	$45,455	$40,772
Mucinex DM (1)	33,872	24,259
Mucinex D (1)	10,102	6,948

Total oral-solid adult Mucinex products	89,429	71,979
Mucinex nasal sprays	3,307	—
Mucinex products for children	7,344	9,950
Humibid SE	—	53
Delsym	9,896	8,160

Net sales	$109,976	$90,142

Adams Respiratory Therapeutics, Inc.
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share amounts)

(1)	Net sales for the three months ended September 30, 2007 include sales of maximum strength versions of these products, which were launched in July 2007.
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

	Three months ended
	September 30,
	2007	2006
Wal-Mart Stores, Inc./Sam’s Club	25%	32%
CVS Caremark Corporation	15%	20%
Walgreen Co.	13%	7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the MD&A, financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2007, together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business and related capital requirements, includes forward-looking statements that involve risks and uncertainties. You should review Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
     We are a specialty pharmaceutical company focused on late-stage development, commercialization and marketing of OTC and prescription pharmaceuticals for the treatment of respiratory disorders. We currently market six oral-solid OTC products for adults under our Mucinex brand, six products in our Mucinex products for children line, two Mucinex nasal spray products, and four products under our Delsym brand.
     Mucinex SE.  Mucinex SE is a long-acting, single-ingredient guaifenesin OTC product and, along with its maximum strength version, is the only single-ingredient, long-acting guaifenesin product approved by the Food and Drug Administration, or the FDA. We launched Mucinex SE in July 2002 after obtaining FDA approval.

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

     Maximum Strength Mucinex.  We have also received FDA approval for three maximum strength 1200 mg extended-release, guaifenesin-based OTC products, which we began marketing in July 2007. Maximum Strength Mucinex SE, a 1200 mg long-acting, single-ingredient guaifenesin OTC product, was approved in December 2002. Maximum Strength Mucinex DM, an OTC product containing 1200 mg of long-acting guaifenesin and 60 mg of dextromethorphan, was approved in April 2004. Maximum Strength Mucinex D, an OTC product containing 1200 mg of long-acting guaifenesin and 120 mg of pseudoephedrine, was approved in October 2005. Along with Mucinex SE, Mucinex DM and Mucinex D, these maximum strength products are the only long-acting guaifenesin-based products approved by the FDA.

     Delsym.  Delsym is a long-acting, single-ingredient OTC product containing dextromethorphan and is the only FDA-approved OTC liquid cough suppressant that can deliver 12 hours of cough relief in a single dose. We acquired Delsym from UCB, Inc. in June 2006. We currently market two orange-flavored products and two grape-flavored products in the Delsym line.

     Mucinex Products for Children.  In August 2006, we began to market a line of four immediate-release guaifenesin-based products under the Mucinex brand for children, including two liquid products and two Mini-Melts products. In July 2007, we introduced two new Mucinex products for children: Mucinex Cough Mini-Melts in orange creme flavor, which combines guaifenesin with the cough suppressant dextromethorphan, and Mucinex Cold Liquid in mixed berry flavor, which combines guaifenesin with the decongestant phenylephrine for the treatment of nasal and chest congestion.

     Mucinex Nasal Sprays.  Mucinex Full Force Nasal Spray and Mucinex Moisture Smart Nasal Spray are long-acting OTC nasal decongestant sprays containing oxymetazoline HCl, a topical nasal decongestant that lasts for 12 hours. We began to market Mucinex Full Force Nasal Spray in July 2007 and Mucinex Moisture Smart Nasal Spray in August 2007.
     Other Products.  Humibid SE is a 1200 mg long-acting, single-ingredient guaifenesin OTC product that we began to market in March 2006. We are currently evaluating the future commercial viability of this product.
     Future Products. In December 2006, we submitted a new drug application, or NDA, to the FDA for Mucinex with Codeine, an oral-solid, extended-release guaifenesin and codeine combination product for the prescription treatment of cough in adults. On October 29, 2007 we announced that the FDA had issued an approvable letter related to this NDA, in which the FDA stated that it completed its review of the Mucinex with Codeine NDA and that it is approvable. In addition to preliminary labeling comments, the FDA requested additional data to assess the safety and effectiveness of the product when used with food for the proposed indication. We have submitted our response to the FDA and have requested a meeting with them to further address the information contained in the FDA’s letter. There is no guarantee that final marketing approval for this product will be granted. If approved by the FDA, this will be the first prescription product in our current portfolio of respiratory products.
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
     We have made no material changes to our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Results of Operations
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Net Sales. Net sales increased by $19.8 million to $110.0 million for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The increase in net sales during the first quarter of fiscal 2008 is primarily driven by our new product launches during the quarter, including the maximum strength Mucinex products and the Mucinex nasal sprays. The Delsym product line also contributed to the sales increase, benefiting from its consumer and professional advertising programs. The increased sales are tempered by a reduction in sales for Mucinex products for children due to the benefit in the prior year from initial orders of our first four products, which were launched in August 2006. Net sales during the three months ended September 30, 2007 and 2006 approximated 91% and 94% of gross sales, respectively. The unfavorable change in net sales as a percentage of gross sales was primarily due to the non-recurrence of favorable adjustments during the three months ended September 30, 2006, relating to allowances for our Mucinex retailer programs and rebates for government programs.
     The following table sets forth our net sales for the three months ended September 30, 2007 and September 30, 2006:

	Three Months Ended
	September 30,		Increase/
Product	2007	2006	(Decrease)
	(In thousands)
Mucinex SE (1)	$45,455	$40,772	$4,683
Mucinex DM (1)	33,872	24,259	9,613
Mucinex D (1)	10,102	6,948	3,154

Total oral-solid adult Mucinex products	89,429	71,979	17,450
Mucinex products for children	7,344	9,950	(2,606)
Mucinex nasal sprays	3,307	—	3,307
Delsym	9,896	8,160	1,736
Humibid SE	—	53	(53)

Net sales	$109,976	$90,142	$19,834

(1)	Net sales for the three months ended September 30, 2007 include sales of maximum strength versions of these products, which we launched in July 2007.
     Cost of Goods Sold. Cost of goods sold decreased by $0.9 million to $28.5 million for the three months ended September 30, 2007, as compared to $29.4 million for the three months ended September 30, 2006. Cost of goods sold decreased in dollar terms primarily due to $9.2 million of non-recurring expenses recorded during the three months ended September 30, 2006 relating to our July 31, 2006 repurchase of certain Fort Worth, Texas manufacturing assets from Catalent Pharma Solutions, Inc., or Catalent (formerly Cardinal Health PTS, LLC), which we refer to as the manufacturing assets repurchase. These expenses included items such as termination fees, exit costs and impaired assets, as well as the reversal of the deferred gain on the April 2004 sale of the manufacturing assets to Catalent and were largely offset by increased costs due to higher sales during the three months ended September 30, 2007. As a percentage of net sales, cost of goods sold during the three months ended September 30, 2007 and 2006 totaled approximately 25.9% and 32.6%, respectively. The decrease in cost of goods sold as a percentage of net sales was primarily due to the $9.2 million of non-recurring expenses described above, partially offset by higher raw material costs and increased sales of lower-margin products, such as the maximum strength Mucinex products.
     Selling, Marketing and Administrative. Selling, marketing and administrative expenses decreased by $0.1 million to $29.9 million for the three months ended September 30, 2007, as compared to $30.0 million for the three months ended September 30, 2006. The decrease during the three months ended September 30, 2007 is primarily due to (i) a decrease of approximately $1.5 million relating to the timing of media spending and sales meetings, tempered by increased professional marketing costs and (ii) approximately $1.8 million of non-recurring expenses relating to severance costs and exit costs associated with the manufacturing assets repurchase during the three months ended September 30, 2006. These decreases in selling, marketing and administrative expenses were partially offset by (i) approximately $1.5 million of increased employment-related, insurance and occupancy costs, (ii) approximately $1.0 million of increased amortization, primarily relating to a cumulative amortization adjustment for our AlleRxTM intangible asset as a result of reclassifying it from an asset held-for-sale to held-and-used in September 2007, and (iii) $0.8 million of increased distribution, shipping and storage expenses resulting from increased sales.
     Product Development. Product development expenses remained constant during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, as nonrecurrence of prior year expenses related to our Phase IIb clinical program for erdosteine and process improvement costs were largely offset by an upfront payment to Lipocine Inc. during the three months ended September 30, 2007 in connection with our license and collaboration agreement to develop new adult prescription cough products using its proprietary technology.
     Other, net. Other, net decreased by $0.1 million to income of $0.8 million for the three months ended September 30, 2007, as compared to income of $0.9 million for the three months ended September 30, 2006. The decrease during the three months ended September 30, 2007 is primarily due to $0.2 million of decreased interest income, reflecting the timing of cash balances as compared to the same prior year period, partially offset by AlleRxTM royalty income of $0.2 million recorded during the three months ended September 30, 2007.
     Income Taxes. Income tax expense for the three months ended September 30, 2007 and 2006 was $16.9 million and $9.2 million, respectively. Our effective tax rate for the three months ended September 30, 2007 and 2006 was 36.7% and 36.3%, respectively. The increase in our effective rate for the three months ended September 30, 2007 was primarily related to higher state rates as a result of expanded filing requirements in additional jurisdictions, partially offset by an increase in the allowable tax deduction provided to U.S. manufacturers.
     In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken.

     Effective July 1, 2007, we adopted the provisions of FIN 48. As required by FIN 48, the cumulative effect of adopting the provisions of FIN 48 was recorded as an adjustment to our opening balance of retained earnings, net of tax for accrued interest, resulting in a net decrease to retained earnings of $2,344 to reflect previously recognized tax benefits. The total amount of unrecognized tax benefits as of July 1, 2007 was $1,755, excluding interest and penalties, which, if recognized, would favorably affect the effective income tax rate in future periods. We classify interest expense and potential penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties was $1,021 as of July 1, 2007 and $1,121 as of September 30, 2007.
     We do not reasonably expect that our unrecognized tax benefit will change significantly within the next twelve months. Our open tax years for our federal returns range from 2003 to date and range from 2002 to date for our major state jurisdictions.
Cash Flows
     Net cash used in operating activities for the three months ended September 30, 2007 was $14.9 million, as compared to net cash used in operating activities of $22.2 million for the three months ended September 30, 2006. The decrease in net cash used in operating activities was primarily due to the overall growth in our business, which resulted in increased net income and income taxes payable. Partially offsetting the decrease in net cash used in operating activities was a decrease in accounts payable, primarily due to our assumption of liabilities related to the manufacturing plant repurchase during the first quarter of fiscal 2007 and the timing of inventory purchases, as well as an increase in accounts receivable during the first quarter of fiscal 2008, primarily due to higher sales and extended payment terms provided for initial orders of newly launched products. In addition, inventory increased by a larger amount during the three months ended September 30, 2006 as a result of our manufacturing assets repurchase in July 2006.
     Net cash used in investing activities was $2.3 million for the three months ended September 30, 2007, as compared to $7.6 million for the three months ended September 30, 2006. The decrease in cash used in investing activities was primarily related to the nonrecurrence of $7.0 million of manufacturing property, plant and equipment acquired in connection with the manufacturing assets repurchase in July 2006 and increased maturities of investments of $2.4 million, partially offset by increased investment purchases of $3.6 million.
     Net cash provided by financing activities was $3.1 million during the three months ended September 30, 2007, as compared to $13.7 million for the three months ended September 30, 2006. During the three months ended September 30, 2006, net cash from financing activities primarily consisted of $10.3 million of net borrowings under our five-year $50.0 million senior secured revolving credit facility, or the Credit Facility, in connection with the manufacturing assets repurchase in July 2006.
Liquidity and Capital Resources
     On September 26, 2006, we entered into the Credit Facility, which may be increased by up to an additional $100.0 million, subject to compliance with certain conditions, should we need additional financing in the future. Prior to the closing of the Credit Facility, we were provided with a bridge facility with immediately available borrowings of up to $25.0 million. In July 2006, we drew $20.0 million from the bridge facility in connection with the manufacturing assets repurchase, which was partially repaid in August 2006. Subsequently, we repaid in full and terminated the bridge facility using proceeds from the Credit Facility. In October 2006, we repaid the remaining outstanding balance under the Credit Facility. Any future borrowings under the Credit Facility will be used to finance working capital requirements, capital expenditures and acquisitions, and for other general corporate purposes.
     The Credit Facility terminates on September 26, 2011, unless terminated earlier pursuant to the terms of the Credit Facility agreement. Borrowings under the Credit Facility bear interest at the higher of the prime rate established by Royal Bank of Canada or 0.50% per annum above the weighted average federal funds rate, subject to quarterly adjustments based on our debt to EBITDA ratio, or our Leverage Ratio, as defined in the Credit Facility. The Credit Facility also requires the payment of an unused commitment fee equal to 0.20% per annum, subject to quarterly adjustments in accordance with our Leverage Ratio, ranging from 0.20% to 0.40% on the unused commitment under the Credit Facility.
     The Credit Facility contains certain dividend restrictions. Assuming no event of default exists under the Credit Facility, we may only pay dividends in our common stock, or cash dividends in the amount not to exceed 50% of our cumulative positive consolidated net income from July 1, 2006 to the end of the most recent fiscal quarter, plus 100% of net proceeds from any issuance of stock not used to make an acquisition, as long as we are still in compliance with the financial covenants after giving effect to such dividend.
     The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of not greater than 3.5 to 1.0, a senior secured leverage ratio of not greater than 2.0 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. As of September 30, 2007, we were in compliance with these covenants.
     As of September 30, 2007, we had approximately $32.8 million of cash and cash equivalents, $33.7 million of short-term investments and working capital of $157.5 million, as compared to cash and cash equivalents of $46.8 million, short-term investments of $33.0 million and working capital of $123.0 million as of June 30, 2007. The decrease in cash and cash equivalents was primarily related to the extended dating provided with our new product launches combined with an upfront payment to Lipocine Inc. during the three months ended September 30, 2007 in connection with our license and collaboration agreement to develop new adult prescription cough products using its proprietary technology.
     Our principal liquidity requirements are to meet the operating expenses of our growing business. Our operating expenses include selling, marketing and administrative and product development expenses and contractual commitments related to operating leases, raw material and finished goods purchase commitments, and royalty payments on our Mucinex and Delsym products.
     We expect our selling, marketing and administrative expenses to continue to increase as we seek to (i) continue to switch prescriptions for long-acting single-ingredient guaifenesin and combination prescription products into sales of our Mucinex brand products; (ii) expand our share of the market for long-acting guaifenesin and combination products; (iii) market the Mucinex products for children line, our Mucinex nasal spray products and our Delsym products; and (iv) increase our share of the OTC cough, cold, allergy and sinus and nasal spray markets. We intend to continue to increase our consumer advertising spending. We also anticipate that our administrative expenses will increase to support our current growth plans, including additional headcount, and to defend our trademark and patent portfolio. Our product development expenses will include (i) expanding the Mucinex product line with OTC and prescription line extensions and claim support; (ii) expanding our Delsym product line; and (iii) in-licensing or acquiring specialty pharmaceutical respiratory products and trademarks that may require additional development expenditures to achieve FDA marketing approval. We believe that our cash outflows related to acquiring products and entering into licensing agreements will increase as we pursue our product portfolio expansion initiatives.
     We believe our Credit Facility and existing cash, coupled with cash flow from operations, will be sufficient to meet our anticipated operating needs for at least the next two years. We will require substantial funds to commercialize our products, launch new products, promote our brands and conduct development, including preclinical testing and clinical trials for our potential products. We continually evaluate new opportunities for late-stage or currently-marketed complementary product candidates and, if and when appropriate, intend to pursue such opportunities through the acquisitions of companies, products or technologies and our own development activities. Our ability to execute on such opportunities in some circumstances may be dependent, in part, upon our ability to raise additional capital on commercially reasonable terms. There can be no assurance that funds from these sources will be available when needed or on terms favorable to us or our stockholders. We could be required to seek funds through arrangements with others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own. If additional funds are raised by issuing equity securities, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.

Commitments and Contractual Obligations
     On October 4, 2006, we filed a complaint against Mutual Pharmaceutical Co. and United Research Laboratories, which we refer to together as Mutual, in the U.S. District Court for the District of Pennsylvania, Civ. Act. No. 2:06-cv-04418-PD, asserting that Mutual’s proposed generic products would infringe our U.S. Patent No. 6,372,252, or the ’252 Patent. On March 21, 2007, we entered into a settlement agreement with Mutual, under which we agreed with Mutual to dismiss all patent infringement claims and all counterclaims in the lawsuit. In the settlement agreement, Mutual admitted that the ’252 Patent is valid and enforceable and that the single-ingredient and combination generic extended-release guaifenesin-based products set forth in the abbreviated new drug application, or ANDA, filed by Mutual with the FDA infringe the ’252 Patent. Under the settlement agreement, we granted Mutual a non-exclusive, royalty-free license under the ’252 Patent to sell the Company’s 600 mg and 1200 mg single-ingredient and combination extended-release guaifenesin products in the United States, subject to certain restrictions. The settlement agreement is subject to review by the Federal Trade Commission and the U.S. Department of Justice.
     On August 20, 2007, we were notified by Perrigo R&D Co., or PC, that it had filed a Paragraph IV Certification with the FDA in connection with its ANDA for a single ingredient, extended-release formulation of guaifenesin which, if approved, would compete with our Mucinex SE product. In its letter, PC notified us of its assertion that its proposed product would not infringe our patents that protect Mucinex SE, or alternatively that certain of our patent claims are not valid. On September 27, 2007, we filed a complaint against PC, Perrigo Company and L. Perrigo Co., which we refer to collectively as Perrigo, in the U.S. District Court for the District of New Jersey, or the NJ Action, charging Perrigo with infringement of the ‘252 Patent. On October 2, 2007, we filed a substantially identical complaint against Perrigo in the Western District of Michigan, or the MI Action, as a precautionary measure in the event Perrigo successfully challenges jurisdiction in New Jersey. Perrigo contends that the ‘252 Patent is invalid and not infringed. Perrigo has also counterclaimed in the MI Action for a declaration of invalidity and noninfringement of the ‘252 Patent, as well as a declaration of invalidity and noninfringement of our U.S. Patent No. 6,955,821, or the ‘821 Patent. Perrigo has also indicated they will seek to recover attorney fees.
     The NJ Action and the MI Action triggered a stay on the FDA approval of Perrigo’s ANDA for a single-ingredient extended-release formulation of guaifenesin until the earlier of 30 months or until a district court decision that is adverse to us. We intend to vigorously defend our exclusive market position for Mucinex SE. We may not be successful, however, in maintaining its exclusive market position and can offer no assurance as to the outcome of this ANDA filing. If the FDA approves this ANDA, then our competitive position could be weakened and we may face stronger and more direct competition, which would negatively impact our business and operating results. See Part II, Item 1A. Legal Proceedings for a further discussion of the NJ Action and the MI Action.
     We are also a party to various claims and suits arising out of matters occurring in the normal course of business. However, we do not believe that any of these other proceedings are material.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is confined to our cash and cash equivalents and short-term investments. We invest in high-quality financial instruments, primarily money market funds and government agency securities, with no security with an effective duration of more than one year. As a result, we believe that we are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
     Most of our transactions are conducted in U.S.-dollars, although we do have some development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.
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
     Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

     On August 20, 2007, we received a Paragraph IV certification notice letter from PC notifying us that it had filed an ANDA for a single ingredient, 600mg extended-release formulation of guaifenesin, which would compete with our Mucinex SE product. The letter asserted that its proposed product would not infringe our patents that protect Mucinex SE or, alternatively, that certain of our patent claims are not valid.
     On September 27, 2007, we filed the NJ Action, charging Perrigo with infringement of the ‘252 Patent. Perrigo was served on October 5, 2007. On October 2, 2007, we filed the MI Action as a precautionary measure in the event Perrigo successfully challenges jurisdiction in New Jersey. The Michigan complaint has not yet been served. To date, Perrigo has not responded to the complaint in the NJ Action. Perrigo has answered the complaint in the MI Action.
     Perrigo contends that the ‘252 Patent is invalid and not infringed. Perrigo has counterclaimed in the MI Action for a declaration of invalidity and noninfringement of the ‘252 Patent, as well as a declaration of invalidity and noninfringement of the ‘821 Patent. Perrigo has also indicated they will seek to recover attorney fees.
     Because we filed the NJ Action and the MI Action prior to October 4, 2007, the FDA will stay its approval of Perrigo’s ANDA until the earlier of 30 months or a court’s determination that Perrigo’s product does not infringe our patents or that certain of our patent claims are invalid. We intend to vigorously defend our exclusive market position for Mucinex SE. We cannot, however, at this time predict the duration of the above referenced litigation or the stay in the FDA’s approval of Perrigo’s ANDA, or whether we will prevail in these litigations. We may not be successful in maintaining our exclusive market position, and we can offer no assurance as to the outcome of this ANDA filing. If the FDA approves this ANDA, then our competitive position could be weakened and we may face stronger and more direct competition, which would negatively impact our business and operating results.
     We are also a party to various claims and suits arising out of matters occurring in the normal course of business. However, we do not believe that any of these other proceedings are material.
ITEM 1A. RISK FACTORS.
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
     On August 20, 2007, we received a Paragraph IV certification notice letter from PC notifying us that it had filed an ANDA for a single ingredient, 600mg extended-release formulation of guaifenesin that would compete with our Mucinex SE product. On September 27, 2007, we filed a complaint against Perrigo in the U.S. District Court of the District of New Jersey, charging Perrigo with infringement of the ‘252 Patent. Perrigo was served on October 5, 2007. On October 2, 2007, we filed an identical complaint against Perrigo in the Western District of Michigan, as a precautionary measure in the event Perrigo successfully challenges jurisdiction in New Jersey. The Michigan complaint has not yet been served. To date, Perrigo has not responded to the complaint in the NJ Action. Perrigo has answered the complaint in the MI Action.
     Perrigo contends that the ‘252 Patent is invalid and not infringed. Perrigo has counterclaimed in the MI Action for a declaration of invalidity and noninfringement of the ‘252 Patent, as well as a declaration of invalidity and noninfringement of the ‘821 Patent. Perrigo has indicated they will seek to recover attorney fees. For a further discussion of the NJ Action and the MI Action, see Part II, Item 1A. Legal Proceedings.
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
     We intend to vigorously defend our exclusive market position for Mucinex SE. We may not be successful, however, in maintaining our exclusive market position and can offer no assurance as to the outcome of Perrigo’s ANDA filing. If the FDA approves Perrigo’s ANDA, then our competitive position could be weakened and we may face stronger and more direct competition, which would negatively impact our business and operating results. Furthermore, the approval and launch of a competitor to Mucinex SE may trigger certain rights that Mutual has under our March 21, 2007 Settlement and License Agreement with Mutual. Such approval may also encourage Perrigo or others to file ANDAs covering products that compete with other of our adult oral-solid Mucinex products and products that combine guaifenesin with other ingredients. As a result, we may face greater competition from more competitors across our line of extended-release guaifenesin products, which could have a material adverse impact on our revenues, profitability and cash flows.
     If another third party successfully challenges our patents and obtains FDA approval of a proposed generic product, our competitive position could be weakened, and we may face stronger and more direct competition, which could negatively impact our business and operating results. Such potential competition could have a material adverse impact on our revenues, profitability and cash flows.
We depend heavily on the success of two of our existing products, Mucinex SE and Mucinex DM, and the strength of the Mucinex brand. If we are unable to continue to successfully commercialize Mucinex SE and Mucinex DM and their maximum strength versions and build the Mucinex and Delsym brands with the introduction of new products, our results of operations and future prospects will suffer.
     Sales of Mucinex SE accounted for approximately 39.8%, 66.3% and 73.3% of our revenue in fiscal 2007, 2006 and 2005, respectively, and approximately 41.3% and 45.2% of our revenue for the three months ended September 30, 2007 and 2006, respectively. Sales of Mucinex DM accounted for approximately 28.5%, 24.8% and 23.9% of our revenue in fiscal 2007, 2006 and 2005, respectively, and approximately 30.8% and 26.9% of our revenue for the three months ended September 30, 2007 and 2006, respectively. Sales of our other Mucinex products, including Mucinex D and our line of Mucinex products for children, accounted for approximately 17.3% and 8.1% of our revenue in fiscal 2007 and 2006, respectively. Sales of Mucinex D, our line of Mucinex products for children and our Mucinex nasal sprays, which were launched during the first quarter of fiscal 2008, collectively accounted for approximately 18.9% and 18.7% of our revenue for the three months ended September 30, 2007 and 2006, respectively. Sales of our Delsym products accounted for approximately 14.6% of our revenue for fiscal 2007 and approximately 9.0% and 9.1% of our revenue for the three months ended September 30, 2007 and 2006, respectively. In the near term, we anticipate that our ability to generate revenues and establish our Mucinex and Delsym brands will depend largely on the continued success of Mucinex SE and Mucinex DM and the successful growth of Mucinex D, our line of Mucinex products for children, our Mucinex nasal sprays, our Delsym products and future products that utilize the Mucinex and Delsym brand names. Any failure or delay in our efforts to successfully commercialize our products could have a negative impact on our revenues and ability to execute our business strategy.

We rely on two suppliers for guaifenesin, the active ingredient we require to manufacture Mucinex SE, Mucinex DM, Mucinex D, and the maximum strength versions of these products, and we have historically had difficulty obtaining the amount of guaifenesin we have required. We also rely on two suppliers for dextromethorphan, the additional active ingredient in Mucinex DM.
     Currently, we obtain all of the raw guaifenesin for Mucinex SE, Mucinex DM, Mucinex D and the maximum strength versions of these products from two suppliers, Boehringer Ingelheim Chemicals, Inc., or Boehringer Ingelheim, and Delta Synthetic Co., LTD, or Delta. In July 2006, we entered into a new agreement with Boehringer Ingelheim, which lasts through June 2011 and obligates Boehringer Ingelheim to supply us with a minimum of 500 metric tons of guaifenesin per contract year. According to the terms of our agreement with Boehringer Ingelheim, if we do not purchase at least the contractual amount of guaifenesin in any 12-month period, we must purchase 100% of our oral-solid guaifenesin requirements from Boehringer Ingelheim. Although Boehringer Ingelheim has had difficulty in the past supplying us with the amount of guaifenesin we have requested, they have advised us that they are confident in their ability to meet their guaifenesin obligations for the remainder of the contract term. Under our agreement with Boehringer Ingelheim, they have also committed to using their commercially reasonable efforts to supply us with guaifenesin in excess of the contractual amount if we request such additional supply, but they have no obligation to provide us with such additional amounts. We currently also purchase guaifenesin from Delta, which the FDA has approved to supply the guaifenesin we use in Mucinex SE, Mucinex DM and maximum strength Mucinex DM. Development work is on-going to qualify the use of Delta guaifenesin in all other oral-solid Mucinex products. Even with the Boehringer Ingelheim supply, we expect to continue to purchase additional guaifenesin from Delta for use in products for which Delta guaifenesin is qualified to be used. If Boehringer Ingelheim and Delta have difficulty supplying us with our requirements for guaifenesin, we may be unable to produce sufficient quantities of Mucinex SE, Mucinex DM, Mucinex D and the maximum strength versions of these products to meet demand.
     We currently have one approved dextromethorphan supplier, the additional active ingredient in Mucinex DM. Our supplier reduced its production of dextromethorphan in 2004 and indicated that it intended to exit the business. In January 2006, this supplier agreed to provide us with an additional supply of dextromethorphan. In December 2006, the FDA approved a second supplier of dextromethorphan; however, the FDA subsequently delayed the approval of this second supplier pending the resolution of a specification change to supplied dextromethorphan. We believe our current supplier will provide us with sufficient quantities of dextromethorphan to meet our manufacturing needs. If our current supplier should have difficulty providing us with our requirements for dextromethorphan, and we fail to obtain approval of the second supplier, we may be unable to produce sufficient quantities of Mucinex DM to meet demand.
     We currently have one approved supplier of codeine, which we believe will be able to meet our demand if the FDA approves Mucinex with Codeine, and we are seeking FDA approval of a secondary supplier. If we do not qualify a secondary supplier for codeine, or if our existing supplier is unable or unwilling to provide us with sufficient supply, we will not be able to meet commercial demand for Mucinex with Codeine. We are approved for an annual quota of codeine from the Drug Enforcement Agency. If we receive approval of Mucinex with Codeine and our sales exceed our annual approved quota, we may have difficulty gaining approval for a sufficient amount of codeine to fill demand for this product.
     A limited number of manufacturers operating under current good manufacturing practices, or cGMPs, are capable of manufacturing guaifenesin, dextromethorphan, pseudoephedrine or codeine to our specifications. We may be unable to utilize alternative manufacturing sources for these ingredients or to obtain such manufacturing on commercially reasonable terms or on a timely basis. Any transfer of our sources of supply to other manufacturers will require the satisfaction of various regulatory requirements, which could cause us to experience significant delays in receiving adequate supplies of guaifenesin, dextromethorphan, pseudoephedrine, codeine or all of these ingredients. Any delays in the manufacturing process may adversely impact our ability to meet commercial demand on a timely basis, which would negatively impact our revenues, reputation and business strategy.

We depend on a limited number of customers for a large portion of our sales, and demands made by, or the loss of, one or more of these customers could significantly reduce our margins or sales and adversely affect our business and financial results.
     For fiscal 2007, our top five and top ten customers accounted for an aggregate of approximately 57.7% and 73.7% of our gross sales, respectively. For the three months ended September 30, 2007, our top five and ten customers accounted for an aggregate of approximately 60% and 78% of our gross sales, respectively. CVS, Walgreens, and Wal-Mart/Sam’s Club each accounted for greater than 10% of our gross sales for fiscal 2007 and for the three months ended September 30, 2007. In future periods, we expect that our top five and top ten customers will, in the aggregate, continue to account for a large portion of our sales. In addition, retailers have demanded, and may continue to demand, increased service and other accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. Given the growing trend toward consolidation of retailers, we expect demands by customers and the concentration of our sales in a small number of customers to increase. The loss of one or more of our top customers, any significant decrease in sales to these customers, pricing concessions or other demands made by these customers, or any significant decrease in our retail display space in any of these customers’ stores could reduce our sales and margins and have a material adverse effect on our business, financial condition and results of operations.
Regulatory Risks
We may not be able to obtain marketing approval for any of the products resulting from our development efforts and failure to obtain these approvals could materially harm our business.
     The FDA must approve all new drugs before they can be marketed and sold in the United States. The FDA typically requires successfully completing extensive clinical trials and demonstrating manufacturing capability to obtain approval, as described more fully under Item 1. Business — Government Regulation in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Clinical development is expensive, uncertain and lengthy, often taking a number of years for an applicant to file a NDA and for the FDA to approve it. Even if a product is ultimately deemed approvable by the FDA, the FDA may request additional clinical evidence that could delay or deny marketing authorization. Of the large number of drugs in development, only a small percentage result in the submission of a NDA to the FDA, and the FDA approves even fewer for commercialization.
     We may need to successfully address a number of challenges in order to complete the development of our future products. For example, to obtain marketing approval for a new product candidate, we and our third party manufacturers will be required to consistently produce the active pharmaceutical ingredient in commercial quantities and of specified quality on a repeated basis. This requirement is referred to as process validation and compliance with cGMPs. If we are unable to satisfy these cGMP requirements for a future product candidate, through our third party manufacturers or otherwise, we will not receive approval to market such product.
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
A joint FDA advisory committee has recommended that the FDA prohibit the use of cough and cold medicines in children younger than six years old. If the FDA requires modifications to the labeling of cough and cold medicines to prohibit the use by children under six, our sales will be negatively impacted.
     In October 2007, the FDA’s Nonprescription Drugs Advisory Committee and Pediatric Advisory Committee recommended that the FDA restrict the use of cough and cold products in children under six years of age. In addition, the FDA committees recommended the continued use of cough and cold products in children between six and twelve years of age. If the FDA implements the committees’ recommendation to restrict the use of cough and cold products in children under six or decides to restrict the use of these products in children between six and twelve, we may be required to modify the labeling of our Delsym products and our Mucinex line of products for children to restrict their use. If we are required to modify the labeling of those products as a result of an FDA determination, sales of our Delsym products and our Mucinex line of products for children will decline and negatively impact on our revenues.
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
     On April 20, 2005, an anonymous third party filed a request for reexamination with the USPTO of our U.S. patent no. 6,372,252, which contains claims covering a long-acting guaifenesin product, including an immediate-release portion and an extended-release portion that yields a certain pharmacokinetic profile. On June 23, 2005, the USPTO denied the request for reexamination and found that the third party did not raise a substantial new question of patentability based on prior art. On July 22, 2005, the third party who filed the request for reexamination sought review of the USPTO’s denial of its request for reexamination by petition to the Director of the USPTO. The USPTO advised us on August 18, 2005 that the Director had granted the petition and ordered reexamination, and on December 29, 2005, the USPTO advised us of its initial, non-final determination to reject the claims of our U.S. Patent no. 6,372,252. Under typical procedural practices at the USPTO, this preliminary finding was made prior to our presentation of arguments in favor of affirming the claims under this patent. On March 21, 2006, we presented our arguments to the USPTO examiner in a personal interview, and on March 23, 2006, we filed a written response to the USPTO’s initial determination setting out those arguments. On June 20, 2006, the USPTO advised us that it had decided to continue to reject some claims of our U.S. Patent No. 6,372,252 but to confirm that several claims of this patent were patentable. In response to this communication from the USPTO, which is designated a final action, on August 21, 2006, we filed a request for reconsideration of some aspects of this action. On September 28, 2006, the USPTO responded to this request for reconsideration, adhering to its prior positions and declining to enter certain proposed amendments. On November 20, 2006, we filed a notice of appeal. On January 8, 2007, the USPTO confirmed that five of the 58 claims in the reexamination were patentable, and on January 22, 2007, we filed an appeal brief with the USPTO regarding the claims that the USPTO had continued to reject. On September 20, 2007, the Examiner submitted her response to our appeal brief.  Our reply is currently due November 20, 2007.
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

ADAMS RESPIRATORY THERAPEUTICS, INC.
Date November 9, 2007	/s/ RITA M. O’CONNOR
By: Rita M. O’Connor
Chief Financial Officer